Form 10QSB
period 1996-03-31
CHINA PACIFIC INC
filed 1996-05-15
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________to___________________.

                           Commission File No. 0-26232

                               CHINA PACIFIC, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                 87-0429945
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

                  Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road

                               WANCHAI, HONG KONG
                    (Address of principal executive offices)

                                 (852) 2802 3068
                           (Issuer's telephone number)

               (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/   No

     As of May 1, 1996, 30,498,507 shares of Common Stock of the issuer were outstanding.

                               CHINA PACIFIC, INC.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheets - March 31, 1996 and
          December 31, 1995..............................................   1

         Consolidated Statements of Operations - For the three months
          ended March 31, 1996 and 1995..................................   2

         Consolidated Statements of Cash Flows - For the three months
          ended March 31, 1996 and 1995..................................   3

         Notes to Consolidated Financial Statements......................   4


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................   8

PART II - OTHER INFORMATION..............................................  10

SIGNATURES...............................................................  11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                   (Amounts expressed in United States $'000)

                                              MARCH 31, 1996   DECEMBER 31, 1995
                                              --------------   -----------------
ASSETS
Current assets:
    Cash                                             14,331          14,691
    Accounts receivable, net                         21,161          17,153
    Due from related companies                           12              12
    Prepayments and other current assets              4,304           3,651
    Inventories, net                                 30,098          32,723
                                                    -------          ------
           Total current assets                      69,906          68,230

Investment in associated company                      6,293           6,011
Investments and notes receivable                      4,176           3,810
Deferred value added tax recoverable                  4,845           4,950
Property, plant and equipment, net                   10,738          10,908
Construction in progress                              3,703               -
Goodwill, net                                         2,097           2,104
                                                    -------          ------
          Total assets                              101,758          96,013
                                                    -------          ------
                                                    -------          ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                            8,981          12,481
     Long-term debt, current portion                  3,326           3,783
     Accounts payable                                14,867          17,779
     Deposits from customers                         11,634          11,265
     Accrued liabilities                              6,819           7,340
     Value added tax payable                          2,795           1,898
     Due to related companies                           651           1,634
                                                    -------          ------
     Total current liabilities                       49,073          56,180

Long-term debt                                        9,160          10,979
                                                    -------          ------
     Total liabilities                               58,233          67,159
                                                    -------          ------
Minority interests                                   14,042          12,947
                                                    -------          ------
Shareholders' equity:
Preferred stock, par value $0.001
     Series A convertible                                 -               -
     Series B convertible and redeemable                  -               -
Common stock, par value $0.001                           26              17
Additional paid-in capital                           21,975          11,495
Dedicated capital                                     1,349             938
Retained earnings                                     5,550           2,872
Cumulative translation adjustments                      583             585
                                                    -------          ------
     Total shareholders' equity                      29,483          15,907
                                                    -------          ------
     Total liabilities and shareholders' equity     101,758          96,013
                                                    -------          ------
                                                    -------          ------

      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
                   (Amounts expressed in United States $'000)

                                                      1996             1995
                                                      ----             ----

Net sales                                            28,228               -
Cost of goods sold                                   24,083               -
                                                 ----------      ----------
  Gross profit                                        4,145               -
Selling, general and administrative expenses          1,970              14
Interest income, net                                     67
Other income, net                                     1,942
                                                 ----------      ----------

  Income (loss) from continuing operations
    before income taxes                               4,184             (14)

Provision for income taxes
                                                 ----------      ----------

  Income (loss) from continuing operations            4,184             (14)

Discontinued operations:
  Income (loss) from operations of the
    discontinued Sun City Subsidiaries, net               -            (776)
                                                 ----------      ----------

  Income (loss) before minority interests             4,184            (790)

Minority interests                                   (1,095)            334
                                                 ----------      ----------

Net income (loss)                                     3,089            (456)
                                                 ----------      ----------
                                                 ----------      ----------

Earnings per common share:
  Income (loss) from continuing operations             0.11               -
  Income (loss) from discontinued operations              -           (0.03)
                                                 ----------      ----------

    Net income (loss)                                 $0.11          $(0.03)
                                                 ----------      ----------
                                                 ----------      ----------

Weighted average number of shares outstanding    28,615,149      14,285,714
                                                 ----------      ----------
                                                 ----------      ----------

      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                   (Amounts expressed in United States $'000)

                                                       1996             1995
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    3,089            (59)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Equity gain on CPC                                  (282)             -
    Amortization and depreciation                        274             44
    Loss on disposals of fixed assets                     33              -
    Minority interests                                 1,095            (26)
    Effect of cumulative translation adjustment           (2)            18
(Increase) Decrease in operating assets
    Accounts receivable, net                          (4,008)             -
    Inventories, net                                   2,625              -
    Deposits receivable                                    -          1,781
    Utility deposits                                      (1)           138
    Prepayments and other current assets                (652)          (133)
    Other receivables
Increase (Decrease) in operating liabilities:
    Accounts payable                                  (2,912)             -
    Accrued liabilities                                 (299)          (809)
    Deposit from customers                               369              -
    Taxation                                           1,002              -
                                                      ------         ------

Net cash provided by (used in) operating activities      331            954
                                                      ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of investments and notes receivable       (365)             -
  Acquisition of fixed assets                           (130)             -
  Acquisition of development properties, net               -         (2,213)
  Acquisition of construction in progress             (3,703)             -
                                                      ------         ------

Net cash provided by (used in) investing activities   (4,198)        (2,213)
                                                      ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term borrowings                   (3,500)             -
  (Decrease) increase in obligations under
     lease purchase contracts                           (222)           (11)
  Other long-term liabilities                         (2,276)             -
  Loan from ultimate holding company                       -          1,055
  Due from related companies and holding company           -            108
  Due to related companies and holding company          (983)             -
  Proceeds from issuance of stock                     10,489              -
                                                      ------         ------

Net cash provided by (used in) financing activities    3,507          1,152
                                                      ------         ------

Net increase (decrease) in cash                         (360)          (107)
Cash at beginning of period                           14,691            135
                                                      ------         ------
Cash at end of period                                 14,331             28
                                                      ------         ------
                                                      ------         ------

      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)


1.   INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     The Company's financial information is presented in U.S. dollars. The translation of the financial statements of foreign subsidiaries into United States dollars is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

3.   BUSINESS AND ORGANIZATION

     Effective July 1, 1995, the Company acquired a 60% interest in Chengdu Chengkang Iron and Steel Limited ("CCISC"), a sino-foreign joint venture engaged in the manufacturing of iron and steel products in the People's Republic of China.

     Effective December 29, 1995, the Company's 51% subsidiary, China Pacific Construction (B.V.I.) Limited (formerly known as China Treasure Construction (B.V.I.) Limited), disposed of its entire equity interest in the Sun City development.

     The interim financial statements included herein include only the Sun City related operations during 1995 and include only the CCISC operations during 1996. Pro forma information, giving affect to the CCISC acquisition and Sun City disposition as if they had taken place at January 1, 1995 is as follows:

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
      PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE PERIOD FROM JANUARY 1, 1995 TO MARCH 31, 1995
                   (AMOUNTS EXPRESSED IN UNITED STATES $'000)

                        CHINA PACIFIC    CCISC      PRO FORMA   PRO FORMA
                         HISTORICAL    PRO FORMA   ADJUSTMENTS  COMBINED
                         ----------    ---------   -----------  --------
Net sales                     -         26,383                    26,383
Cost of goods sold            -         22,561                    22,561
                           ----         ------                    ------

     Gross profit             -          3,822                     3,822

Selling, general and
 administrative expense      14          1,824          14 (a)     1,852
Interest expense, net         -              -                         -
Other income, net             -             46                        46
                           ----         ------         ---        ------

     Income (loss) from
     continuing operations
     before income taxes    (14)         1,952         (14)        1,924

Provision for income taxes    -              -                         -
                           ----         ------         ---        ------
     Income (loss) from
     continuing operations  (14)         1,952         (14)        1,924

Discontinued operations:
     Income (loss) from
     operations of the
     discontinued Sun City
     Subsidiaries, net     (776)                                   (776)
                           ----         ------         ---        ------
     Income (loss) before
     minority interests    (790)         1,952         (14)        1,148

Minority interests          334           (781)                     (447)
                           ----         ------         ---        ------

Net income (loss)          (456)         1,171         (14)          701
                           ----         ------         ---        ------
                           ----         ------         ---        ------
Earnings per common share:
     Income (loss) from
     continuing operations                                          0.08
     Income (loss) from
     discontinued operations                                       (0.03)
                                                                  ------

     Net income (loss)                                              0.05
                                                                  ------

Weighted average number of
 shares outstanding                                           14,285,714
                                                              ----------
                                                              ----------

(a)  To record amortization of goodwill over a 40 year period.

4.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     During the period, 1,378,719 shares of common stock were issued for $1,392,876, at an average price of $1.01 per share. Each of these shares confers its holder rights to be allotted with additional shares of common stock over a period between 41 days to 180 days after issuance based on the reduction in market price of the common stock according to the average closing market price of the Company's common stock for the three days immediately preceding the date of exercising such rights over the closing market price at the date of the subscription. In addition, holders of 798,660 shares of such common stock have exercised their rights which entitle them to the issue of 679,970 additional shares of common stock.

     SERIES A CONVERTIBLE PREFERRED STOCK

     During the period, 2,250 shares of Series A preferred stock were converted into 2,236,666 shares of common stock of the Company.

     SERIES B CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

     During the period, the Company sold 1,030 shares of Series B convertible and redeemable preferred stock, par value $0.001 each, for $1,030,000.
     The subscription value of Series B convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to 65% of the average closing market price of the Company's common stock for the five days immediately preceding the date of the notice of conversion. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1997 by giving ten days notice at the original subscription price. In addition, 1,330 shares of Series B preferred stock previously issued were converted into 1,644,574 shares of common stock of the Company.

     SERIES C CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

     During the period, the Company sold 9,105 shares of Series C 7% convertible and redeemable preferred stock, par value of $0.001 each, for $9,105,000. The subscription value of Series C convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to 75% of the average closing market price of the Company's stock for the five days immediately preceding the date of the notice of conversion. The Series C 7% convertible and redeemable preferred stock carries a 7% annual dividend payable upon conversion or redemption. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1998 with ten days notice at 133% of the original subscription price. In addition, 2,103 shares of Series C convertible and redeemable preferred stock have been submitted for conversion into 2,727,725 shares of common stock of the Company.

     10% CONVERTIBLE DEBENTURE

     During the period, $300,000 of 10% convertible debentures were converted into 302,449 shares of common stock of the Company.

5.   OTHER INCOME - MINIMUM PROFIT GUARANTEES

     Pursuant to the terms governing the formation of Chengdu Steel and the Company's acquisition of a 60% interest in Chengdu Steel, Chengdu Iron and Steel Plant guaranteed a minimum after tax profit to Chengdu Steel of Rmb 150 million (approximately $18 million) during 1996. The Company estimates annual after tax profits of Chengdu Steel periodically in order to determine whether payments will be due to China Pacific Steel Limited, the Company's wholly-owned subsidiary and 60% owner of Chengdu Steel, pursuant to such profit guarantee. Based on earnings to date, the estimated short-fall in after tax profits of Chengdu Steel during 1996 will result in a payment to China Pacific Steel Limited of $1,656,000 pursuant to the guarantee. The estimated payments pursuant to such guarantee are recorded as other income for the period. Such estimated guarantee payments will be adjusted periodically to reflect actual results of Chengdu Steel.

6.   SUBSEQUENT EVENTS

     After March 31, 1996, the following subsequent events took place:

     a. Holders of 315,593 shares of common stock exercise their rights entitling them to the issue of 232,376 additional shares of common stock.

     b. 100 shares of Series B convertible and redeemable preferred stock were converted into 149,184 shares of common stock.

     c. 3,645 shares of Series C convertible and redeemable preferred stock were converted into 4,643,404 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

     Net sales during the three months ended March 31, 1996 totaled $28.2 million. The Company reported no sales during the three months ended March 31, 1995. The increase in net sales was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective July 1, 1995. On a pro forma basis, net sales of Chengdu Steel for the three months ended March 31, 1995 totaled $26.3 million. The increase in pro forma net sales was attributable to variation in the product mix and an increase in average selling prices.

     Cost of goods sold during the three months ended March 31, 1996 totaled $24.1 million. The Company had no cost of sales during the three months ended March 31, 1995. The increase in cost of goods sold was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective as of July 1, 1995. On a pro forma basis, cost of goods sold for the three months ended March 31, 1995 totaled $22.6 million. The increase in cost of goods sold was attributable to the increase in iron and steel volumes and an increase in raw material costs.

     Pro forma gross profits increased by 8.4% from $3.8 million (14.5% of net sales) during the period in 1995 to $4.1 million (14.7% of net sales) during 1996. The increase in profit margin during the period was attributable to the overall increase in sales, increased sales of products which carry higher margins and the increase in average selling price.

     Selling, general and administrative expenses ("SG&A") during the three months ended March 31, 1996 totaled $1.97 million as compared to $14,000 during the three months ended March 31, 1995. The increase in SG&A was attributable to an increased level of corporate activities, including the acquisition and operation of Chengdu Steel. Additionally, 1995 reported SG&A reflects the reclassification of substantial SG&A ($776,000) relating to Sun City as discontinued operations.

     On a pro forma basis, SG&A increased 6.4% to $1.97 million (7% of net sales) for the three months ended March 31, 1996 as compared to $1.85 million (7.0% of net sales) of pro forma SG&A reported by Chengdu Steel during the period in 1995.

     Other income, net, during the three months ended March 31, 1996 totaled $1.9 million. The Company reported no other income, net, during the three months ended March 31, 1995. Other income was attributable to (1) estimated compensation of $1.656 million payable to the Company's subsidiary, China Pacific Steel Limited, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from Chengdu Iron and Steel Plant ("CISP") to China Pacific Steel Limited whereby CISP guaranteed after tax profits of Chengdu Steel of not less than Rmb 150 million (approximately $18 million) during 1996, and (2) the Company's allocable share of profits of $286,000 from China Pacific Construction (B.V.I.) Limited following the sale of the Company's interest in Sun City and the reduction in the Company's ownership interest in China Pacific Construction to 50%.

     On a pro forma basis, other income of Chengdu Steel totaled $46,000 during the period ended March 31, 1995. The increase in other income was attributable to the Company's allocable share of profits from Sun City which was partially offset by a decrease in management fee income of Chengdu Steel from affiliated companies relating to services not assumed by Chengdu Steel following the acquisition.

     Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the first quarter of 1996 and the 49% interest in China Pacific Construction not owned by the Company during the first quarter of 1995.

     Net income during the quarter ended March 31, 1996 totaled $1.5 million as compared to a loss of $456,000 during the first quarter of 1995. Pro forma net income for the three months ended March 31, 1995, including results attributable to Chengdu Steel totaled $701,000.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had working capital of $20.8 million and cash balances of $14.3 million as compared to a working capital balance of $12.1 million and a cash balance of $14.7 million at December 31, 1995. The improvement in working capital was attributable to a combination of (i) cash flows from profitable operations and (ii) the receipt of $10.4 million of net proceeds from the sale of common stock, convertible debentures and convertible preferred stock during the quarter.

     At March 31, 1996, the primary obligations of the Company consisted of $8.5 million which remained payable to an affiliate relative to the China Steel Acquisition as well as long-term debt in the amount of $12.5 million, including (i) a non-interest bearing unsecured current account with CISP in the amount of $5.9 million, (ii) 10% convertible debentures in the amount of $0.5 million, and (iii) various loans from unaffiliated third parties in the amount of $6.1 million.

     During the quarter, the Company issued common stock, convertible debentures and convertible preferred stock raising approximately $10.3 million net of offering costs. At March 31, 1996, $500,000 of convertible debentures remained outstanding and eligible for conversion into common stock. Such debentures are convertible at a price equal to the lesser of 100% of the average closing market price of the Company's common stock for the three days immediately preceding the issuance of the debentures ($4.68) or 80% of the average closing market price of the common stock for the three days preceding the conversion of the debentures. The debentures are due in November of 1997 if not previously converted. At March 31, 1996, 350 shares of Series B Preferred Stock and 3,645 shares of Series C Preferred Stock remained outstanding. The Series B Preferred Shares are convertible into common stock at a price equal to 65% of the average closing price of the common stock for the five days immediately prior to the date of notice of conversion. The Series B Preferred Shares are redeemable by the Company on or after January 1, 1997 at $1,000 per share. The Series C 7% convertible and redeemable preferred shares are convertible into common stock at a price equal to 75% of the average closing price fo the common stock for the five days immediately prior to the date of notice of conversion. The Series C Preferred Shares carry a 7% annual dividend payable upon conversion or redemption. The Series C Preferred Shares are redeemable at the option of the Company at any time after January 1, 1998. A total of 2,250 shares of Series A preferred stock (being all of the outstanding Series A Preferred Shares), 300 shares of Series B Preferred Stock, 2103 shares of Series C Preferred Stock and $300,000 of debentures were converted during the quarter resulting in the issuance of an aggregate of 6,911,414 shares of common stock.

     Subsequent to March 31, 1996, the Company issued approximately 5,000,000 shares of common stock pursuant to the conversion of outstanding debentures and preferred stock and pursuant to the rights attaching to certain shares of common stock.

     Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.

                           PART II.  OTHER INFORMATION

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None
     (b)  Reports on Form 8-K - None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CHINA PACIFIC, INC.

Date: May 14, 1996            /s/ Clement Mak
                              ---------------------------------------------
                              Clement Mak Shiu Tong, President and
                              Chief Executive Officer

Date: May 14, 1995            /s/ Thomas Tong
                              ---------------------------------------------
                              Thomas Tong, Treasurer and Chief
                              Financial Officer