Form 10QSB
period 1996-06-30
CHINA PACIFIC INC
filed 1996-08-19
CIK 789857

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________.


                        Commission File No. 0-26232


                             CHINA PACIFIC, INC.
      (Exact name of small business issuer as specified in its charter)


                   NEVADA                                   87-0429945
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                   Identification No.)

                RM. 2008 SUN HUNG KAI CENTRE, 30 HARBOUR ROAD
                             WANCHAI, HONG KONG
                  (Address of principal executive offices)


                               (852) 2802 3068
                         (Issuer's telephone number)



             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

        As of August 1, 1996, 8,729,423 shares of Common Stock of the issuer were outstanding.

                             CHINA PACIFIC, INC.

                                    INDEX

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.............   1

              Consolidated Statements of Operations - For the three and six month
               periods ended June 30, 1996 and 1995.........................................    2

              Consolidated Statements of Cash Flows - For the six month
               periods ended June 30, 1996 and 1995.........................................    3

              Notes to Consolidated Financial Statements....................................    4


     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations................................................................    8

PART II - OTHER INFORMATION.................................................................   10

SIGNATURES..................................................................................   11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHINA PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (Unaudited)
                  (Amounts expressed in United States $'000)

                                                        June 30, 1996          December 31, 1995
                                                        -------------          -----------------
ASSETS
Current assets:
    Cash                                                     8,874                   14,691
    Accounts receivable, net                                16,720                   17,153
    Due from related companies                                  15                       12
    Prepayments and other current assets                     4,020                    3,651
    Inventories, net                                        34,777                   32,723
                                                            ------                   ------
           Total current assets                             64,406                   68,230
Investment in associated company                             6,575                    6,011
Investments and notes receivable                             4,352                    3,810
Deferred value added tax recoverable                         4,639                    4,950
Property, plant and equipment, net                          10,729                   10,908
Construction in progress                                     6,280                        -
Goodwill, net                                                2,241                    2,104
                                                            ------                   ------
          Total assets                                      99,222                   96,013
                                                            ------                   ------
                                                            ------                   ------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                   5,480                   12,481
     Long-term debt, current portion                         2,706                    3,783
     Accounts payable                                       13,557                   17,779
     Deposits from customers                                11,625                   11,265
     Accrued liabilities                                     7,632                    7,340
     Value added tax payable                                 2,291                    1,898
     Due to related companies                                  948                    1,634
                                                            ------                   ------
        Total current liabilities                           44,239                   56,180

Long-term debt                                               7,803                   10,979
                                                            ------                   ------
        Total liabilities                                   52,042                   67,159
                                                            ------                   ------
Minority interests                                          15,176                   12,947
                                                            ------                   ------

Shareholders' equity:
Preferred stock, par value $0.001
     Series A convertible                                        -                        -
     Series B convertible and redeemable                         -                        -
     Series C convertible and redeemable                         -                        -
Common stock, par value $0.001                                  35                       17
Treasury stock                                              ( 171)                        -
Additional paid-in capital                                  22,912                   11,495
Dedicated capital                                            1,783                      938
Retained earnings                                            7,249                    2,872
Cumulative translation adjustments                             196                      585
                                                            ------                   ------
        Total shareholders' equity                          32,004                   15,907
                                                            ------                   ------
        Total liabilities and shareholders' equity          99,222                   96,013
                                                            ------                   ------
                                                            ------                   ------


     See accompanying notes to condensed consolidated financial statements

                    CHINA PACIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                 (Amounts expressed in United States $'000)


                                                 Three Months Ended June 30     Six Months Ended June 30
                                                 ---------------------------    ------------------------
                                                    1996            1995           1996          1995
                                                ---------      ---------      ---------     ---------
Net sales                                          26,941              -         55,169             -
Cost of goods sold                                 22,996              -         47,079             -
                                                ---------      ---------      ---------     ---------

  Gross profit                                      3,945              -          8,090             -

Selling, general and administrative expenses       (1,709)           (39)        (3,679)          (53)
Interest income, net                                   89              -            156             -
Other income, net                                     944              -          2,886             -
                                                ---------      ---------      ---------     ---------

  Income (loss) from continuing operations
    before income taxes                             3,269            (39)         7,453           (53)

Provision for income taxes                              -              -              -             -
                                                ---------      ---------      ---------     ---------

  Income (loss) from continuing operations          3,269            (39)         7,453           (53)

Discontinued operations:
  Income from operations of the
    discontinued Sun City Subsidiaries, net             -          1,707              -         1,619
                                                ---------      ---------      ---------     ---------

  Income before minority interests                  3,269          1,668          7,453         1,566

Minority interests                                 (1,134)          (829)        (2,229)         (786)
                                                ---------      ---------      ---------     ---------

Net income                                          2,135            839          5,224           780
                                                ---------      ---------      ---------     ---------
                                                ---------      ---------      ---------     ---------

Earnings per common share:
  Income from continuing operations                  0.25              -           0.63             -
  Income from discontinued operations                   -           0.23              -          0.22
                                                ---------      ---------      ---------     ---------

    Net income                                       0.25           0.23           0.63          0.22
                                                ---------      ---------      ---------     ---------
                                                ---------      ---------      ---------     ---------

Weighted average number of shares outstanding   8,639,557      3,571,429      8,293,938     3,571,429
                                                ---------      ---------      ---------     ---------
                                                ---------      ---------      ---------     ---------


     See accompanying notes to condensed consolidated financial statements

                                CHINA PACIFIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  FOR THE SIX MONTHS ENDED JUNE 30,
                             (Amounts expressed in United States $'000)


                                                             1996       1995
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 5,224         780
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Equity gain on CPC                                        (564)          -
    Amortization and depreciation                              600          82
    Loss on disposals of fixed assets                           33          51
    Minority interests                                       2,229         748
    Effect of cumulative translation adjustment               (389)        (39)
(Increase) Decrease in operating assets
    Accounts receivable, net                                   433           -
    Inventories, net                                        (2,054)          -
    Deposits receivable                                          -       1,781
    Utility deposits                                           (39)        138
    Prepayments and other current assets                      (331)       (137)
Increase (Decrease) in operating liabilities:
    Accounts payable                                        (4,222)          -
    Accrued liabilities                                        274       7,017
    Deposit from customers                                     360           -
    Taxation                                                   702           -
                                                           -------     -------
Net cash provided by operating activities                    2,256      10,421
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales proceeds of fixed assets                               118           -
  Acquisition of investments and notes receivable             (693)          -
  Acquisition of fixed assets                                 (558)         (1)
  Acquisition of development properties, net                     -     (12,739)
  Acquisition of construction in progress                   (6,280)          -
                                                           -------     -------
Net cash (used in) investing activities                     (7,413)    (12,740)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term borrowings                         (7,001)          -
  (Decrease) increase in obligations under
     lease purchase contracts                                   17         (22)
  Other long-term liabilities                               (4,252)          -
  Loan from ultimate holding company                             -       2,114
  Due from related companies and holding company                (3)        108
  Due to related companies and holding company                (686)         (1)
  Proceeds from issuance of common and preferred stock      11,436           -
  Increase in treasury stock                                  (171)          -
                                                           -------     -------
Net cash provided by (used in) financing activities           (660)      2,199
                                                           -------     -------
Net (decrease) in cash                                      (5,817)       (120)
Cash at beginning of period                                 14,691         135
                                                           -------     -------
Cash at end of period                                        8,874          15
                                                           -------     -------
                                                           -------     -------



     See accompanying notes to condensed consolidated financial statements

                  CHINA PACIFIC, INC. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              June 30, 1996
                               (Unaudited)


1.      INTERIM FINANCIAL PRESENTATION

        The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1995.
        In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

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

                     CHINA PACIFIC, INC. AND SUBSIDIARIES
     PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE PERIOD FROM JANUARY 1, 1995 TO JUNE 30, 1995
                  (Amounts expressed in United States $'000)

                           China Pacific    CCISC     Pro Forma    Pro Forma
                            Historical    Pro Forma  Adjustments    Combined
                           -------------  ---------  -----------   ---------
Net sales                          -        55,741                    55,741
Cost of goods sold                 -        48,130                    48,130
                               -----        ------        ---      ---------
    Gross profit                   -         7,611                     7,611

Selling, general and
 administrative expense           53         2,920         28          3,001
Interest expense, net              -             -                         -
Other expense, net                 -            20                        20
                               -----        ------        ---      ---------
    Income (loss) from
    continuing operations
    before income taxes          (53)        4,671        (28)         4,590

Provision for income taxes         -             -                         -
                               -----        ------        ---      ---------
    Income (loss) from
    continuing operations        (53)        4,671        (28)         4,590

Discontinued operations:
    Income from
    operations of the
    discontinued Sun City
    Subsidiaries, net          1,619                                   1,619
                               -----        ------        ---      ---------
    Income before
    minority interests         1,566         4,671        (28)         6,209

Minority interests              (786)       (1,868)                   (2,654)
                               -----        ------        ---      ---------
Net income (loss)                780         2,803        (28)         3,555
                               -----        ------        ---      ---------
                               -----        ------        ---      ---------
Earnings per common share:
    Income from
    continuing operations                                               0.77
    Income from
    discontinued operations                                             0.23
                                                                   ---------
    Net income                                                          1.00
                                                                   ---------
                                                                   ---------
Weighted average number of
 shares outstanding                                                3,571,428
                                                                   ---------
                                                                   ---------

(a)     To record amortization of goodwill over a 40 year period.

4.      SHAREHOLDERS' EQUITY

        COMMON STOCK

        During the period, holders of 580,059 shares of common stock exercised their rights entitling those holders to receive an additional 340,874 shares of common stock.

        During the period, the Company issued 783,000 shares of common stock (195,750 shares after adjustment for the 1-for-4 reverse split which became effective July 9, 1996) for consulting services rendered in connection with the Chengdu Steel acquisition.

        SERIES A CONVERTIBLE PREFERRED STOCK

        During the six months ended June 30, 1996, 2,250 shares of Series A preferred stock were converted into 2,236,666 shares of common stock of the Company.

        SERIES B CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

        During the six months ended June 30, 1996, the Company sold 1,030 shares of Series B convertible and redeemable preferred stock, par value $0.001 each, for $1,030,000. The subscription value of Series B convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to 65% of the average closing market price of the Company's common stock for the five days immediately preceding the date of the notice of conversion. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1997 by giving ten days notice at the original subscription price. In addition, 1,680 shares of Series B preferred stock were converted into 2,179,843 shares of common stock of the Company during the period ended June 30, 1996.

        SERIES C CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

        During the six months ended June 30, 1996, the Company sold 9,105 shares of Series C 7% convertible and redeemable preferred stock, par value of $0.001 each, for $9,105,000. The subscription value of Series C convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to 75% of the average closing market price of the Company's stock for the five days immediately preceding the date of the notice of conversion. The Series C 7% convertible and redeemable preferred stock carries a 7% annual dividend payable upon conversion or redemption. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1998 with ten days notice at 133% of the original subscription price. 8,425 shares of the Series C convertible and redeemable preferred stock were converted into 10,195,092 shares of common stock of the Company during the period ended June 30, 1996.

        10% CONVERTIBLE DEBENTURE

        During the period, $300,000 of 10% convertible debentures were converted into 319,327 shares of common stock of the Company. Interest, totaling $15,367.91, on the 10% convertible debentures was converted into 12,325 shares of common stock of the Company.

        TREASURY STOCK

        During the period, the Company acquire 110,000 shares of its common stock in the open market for aggregate consideration of $171,000.

5.      OTHER INCOME - MINIMUM PROFIT GUARANTEES

        Pursuant to the terms governing the formation of Chengdu Steel and the Company's acquisition of a 60% interest in Chengdu Steel, Chengdu Iron and Steel Plant guaranteed a minimum after tax profit to Chengdu Steel of Rmb 150 million (approximately $18 million) during 1996. The Company estimates annual after tax profits of Chengdu Steel periodically in order to determine whether payments will be due to China Pacific Steel Limited, the Company's wholly-owned subsidiary and 60% owner of Chengdu Steel, pursuant to such profit guarantee. Based on earnings to date, the estimated short-fall in after tax profits of Chengdu Steel during 1996 will result in a payment to China Pacific Steel Limited of $2,319,000 pursuant to the guarantee. The estimated payments pursuant to such guarantee are recorded as other income for the period. Such estimated guarantee payments will be adjusted periodically to reflect actual results of Chengdu Steel.

6.      SUBSEQUENT EVENTS

        After June 30, 1996, the following subsequent events took place:

        a. The Company declared a 1-for-4 reverse stock split effective July 9, 1996.

        b. The Company agreed to grant 343,750 warrants exercisable at $4.00 per share to various parties for investment banking services rendered. Issuance of the warrants is subject to execution of final documentation.

7.      EARNINGS PER SHARE

        Earnings per share is calculated for each period and the shares outstanding have been adjusted to give retroactive effect to the 1-for-4 reverse stock split which became effective July 9, 1996.

8.      CONTINGENCIES

        A brokerage firm has notified the Company of a claim to additional placement fees and expenses of US$1.7 million in connection with a series of placements which were arranged by other parties. To date, no compromise has been reached with the brokerage firm and the brokerage firm has threatened litigation. Although the Company strongly believes that the claim is without merit and the Company will contest such claim vigorously, it is unable to predict the outcome of this dispute should litigation arise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

        Net sales during the six months ended June 30, 1996 totaled $55.2 million. The Company reported no sales during the six months ended June 30, 1995. The increase in net sales was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective July 1, 1995. On a pro forma basis, net sales of Chengdu Steel for the six months ended June 30, 1995 totaled $55.7 million. The decrease in pro forma net sales was attributable to a temporary disruption of electrical power and plant operations necessary to facilitate the installation of a new blast furnace. Gains in productivity following installation of the new blast furnace partially offset the loss of production during installation of the blast furnace.

        Cost of goods sold during the six months ended June 30, 1996 totaled $47.1 million. The Company had no cost of sales during the six months ended June 30, 1995. The increase in cost of goods sold was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective as of July 1, 1995. On a pro forma basis, cost of goods sold for the six months ended June 30, 1995 totaled $48.1 million. The decrease in cost of goods sold was attributable to the reduction in sales during the installation of the new blast furnace and continuing cost control efforts.

        Pro forma gross profits increased by 6.3% from $7.6 million (13.7% of net sales) during the period in 1995 to $8.1 million (14.7% of net sales) during 1996. The improvement in profit margin during the period was attributable to the effects of ongoing cost control measures and improved efficiency and productivity following the installation of the new blast furnace.

        Selling, general and administrative expenses ("SG&A") during the six months ended June 30, 1996 totaled $3.7 million as compared to $53,000 during the six months ended June 30, 1995. The increase in SG&A was attributable to an increased level of corporate activities, including the acquisition and operation of Chengdu Steel. Additionally, 1995 reported SG&A reflects the reclassification of substantial SG&A ($1.6 million) relating to Sun City as discontinued operations.

        On a pro forma basis, SG&A increased 22.6% to $3.7 million (6.7% of net sales) for the six months ended June 30, 1996 as compared to $3.0 million
(5.4% of net sales) of pro forma SG&A reported by Chengdu Steel during the period in 1995. The increase in SG&A, in total and as a percentage of sales, was attributable to the the anticipated increase in production and accompanying SG&A expense following installation of the new blast furnace and the temporary disruption of operations to facilitate installation of the new furnace.

        Other income (expense), net, during the six months ended June 30, 1996 totaled $2.9 million. The Company reported no other income, net, during the six months ended June 30, 1995. Other income was attributable to (1) estimated compensation of $2.3 million payable to the Company's subsidiary, China Pacific Steel Limited, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from Chengdu Iron and Steel Plant ("CISP") to China Pacific Steel Limited whereby CISP guaranteed after tax profits of Chengdu Steel of not less than Rmb 150 million (approximately $18 million) during 1996, and (2) the Company's allocable share of profits of $567,000 from China Pacific Construction (B.V.I.) Limited following the sale of the Company's interest in Sun City and the reduction in the Company's ownership interest in China Pacific Construction to 50%.

        Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the six months of 1996 and the 49% interest in China Pacific Construction not owned by the Company during the six months of 1995.

        Net income during the six months ended June 30, 1996 totaled $5.2 million as compared to $780,000 during the first half of 1995. Pro forma net income for the six months ended June 30, 1995, including results attributable to Chengdu Steel totaled $3.6 million.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company had working capital of $20.2 million and cash balances of $8.9 million as compared to a working capital balance of $12.1 million and a cash balance of $14.7 million at December 31, 1995. The improvement in working capital was attributable to a combination of (i) cash flows from profitable operations and (ii) the receipt of $10.4 million of net proceeds from the sale of common stock, convertible debentures and convertible preferred stock during the first half of 1996.

        At June 30, 1996, the primary obligations of the Company consisted of $5 million which remained payable to an affiliate relating to the China Steel acquisition as well as long-term debt in the amount of $10.5 million, including (i) a non-interest bearing unsecured current account with CISP in the amount of $4.8 million, (ii) 10% convertible debentures in the amount of $0.2 million, and (iii) various loans from unaffiliated third parties in the amount of $5.5 million.

        During the first six months of 1996, the Company issued common stock, convertible debentures and convertible preferred stock raising approximately $10.3 million net of offering costs. At June 30, 1996, $200,000 of convertible debentures remained outstanding and eligible for conversion into common stock. Such debentures are convertible at a price equal to the lesser of 100% of the average closing market price of the Company's common stock for the three days immediately preceding the issuance of the debentures ($4.68) or 80% of the average closing market price of the common stock for the three days preceding the conversion of the debentures. The debentures are due in November of 1997 if not previously converted. At June 30, 1996, 680 shares of Series C Preferred Stock remained outstanding. The Series C 7% convertible and redeemable preferred shares are convertible into common stock at a price equal to 75% of the average closing price fo the common stock for the five days immediately prior to the date of notice of conversion. The Series C Preferred Shares carry a 7% annual dividend payable upon conversion or redemption. The Series C Preferred Shares are redeemable at the option of the Company at any time after January 1, 1998. A total of 2,250 shares of Series A preferred stock (being all of the outstanding Series A Preferred Shares), 1,680 shares of Series B Preferred Stock (being all of the outstanding Series B Preferred Shares), 8,425 shares of Series C Preferred Stock and $600,000 of debentures were converted during the first six months of 1996 resulting in the issuance of an aggregate of 15,233,377 shares of common stock (after giving effect to a 1-for-4 reverse stock split effective July 9, 1996).

        Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.

                         PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        The Company declared a 1-for-4 reverse stock split on its common stock effective July 9, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        (a) On July 9, 1996, an annual meeting of shareholders of China Pacific, Inc. was held.

        (b) The following directors were elected (by the votes indicated) at such meeting: Clement Mak (28,868,377 For, 109,350 Against, 3,929,823 Abstain), Cheng Yuk Ching (28,866,377 For, 111,350
             Against, 3,929,823 Abstain), Huang Jinhui (28,865,377 For, 112,350
             Against, 3,929,823 Abstain), Tan Jian Sheng (28,863,877 For, 113,850 Against, 3,929,823 Abstain), Zhang Guo Liang (28,867,377
             For, 110,350 Against, 3,929,823 Abstain).

        (c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

               (i) Ratification of appointment of Arthur Andersen & Co. as the Company's independent certifying accountants (28,924,917 For, 25,900 Against and 3,929,823 Abstentions and Broker Non-Votes).


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits - None
        (b)    Reports on Form 8-K - None

                                 SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA PACIFIC, INC.


Date: August 16, 1996                     /s/ Clement Mak
                                        ----------------------------------------
                                        Clement Mak Shiu Tong, President and
                                        Chief Executive Officer

Date: August 16, 1996                     /s/ Thomas Tong
                                        ----------------------------------------
                                        Thomas Tong, Treasurer and Chief
                                        Financial Officer