Form 10QSB
period 1996-09-30
CHINA PACIFIC INC
filed 1996-11-14
CIK 789857

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from              to               .
                                            --------------  ---------------


                          Commission File No. 0-26232


                              CHINA PACIFIC, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                         Nevada                             87-0429945
       -----------------------------------    --------------------------------
      (State or other jurisdiction of
       incorporation or organization)        (IRS Employer Identification No.)

                 Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road
                               Wanchai, Hong Kong
                 ----------------------------------------------
                   (Address of principal executive offices)


                                (852) 2802 3068
                          ---------------------------
                          (Issuer's telephone number)

   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   -------  -------

     As of November 1, 1996, 8,952,862 shares of Common Stock of the issuer were outstanding.

                                CHINA PACIFIC, INC.

                                        INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets - September 30, 1996 and
              December 31, 1995.............................................1

              Consolidated Statements of Operations - For the three
              and nine month periods ended September 30, 1996 and 1995......2

              Consolidated Statements of Cash Flows - For the nine
              month periods ended September 30, 1996 and 1995...............3

              Notes to Consolidated Financial Statements....................4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8

PART II - OTHER INFORMATION................................................10

SIGNATURES.................................................................11


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                  (Amounts expressed in United States $'000)

                                     September 30, 1996      December 31, 1995
                                     ------------------      -----------------
ASSETS
Current assets:
    Cash                                     1,418                  14,691
    Accounts receivable, net                17,368                  17,153
    Due from related companies                  14                      12
    Prepayments and other current assets     1,219                   3,651
    Inventories, net                        46,001                  32,723
                                            ------                  ------
           Total current assets             66,020                  68,230
Investment in associated company             6,855                   6,011
Investments and notes receivable             4,427                   3,810
Deferred value added tax recoverable         4,392                   4,950
Property, plant and equipment, net          21,241                  10,908
Construction in progress                     1,201                       -
Goodwill, net                                2,234                   2,104
                                           -------                  ------
          Total assets                     106,369                  96,013
                                           =======                  ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                   5,480                  12,481
     Long-term debt, current portion           174                   3,783
     Accounts payable                       18,745                  17,779
     Deposits from customers                11,625                  11,265
     Accrued liabilities                     8,005                   7,340
     Value added tax payable                 2,604                   1,898
     Due to related companies                1,543                   1,634
                                            ------                   -----
          Total current liabilities         48,176                  56,180
Long-term debt                               6,591                  10,979
                                            ------                  ------
     Total liabilities                      54,767                  67,159
                                            ------                  ------
Minority interests                          16,399                  12,947
                                            ------                  ------
Shareholders' equity:
Preferred stock, par value $0.001
     Series A convertible                        -                       -
     Series B convertible and redeemable         -                       -
     Series C convertible and redeemable         -                       -
Common stock, par value $0.001                   9                      17
Treasury stock                                (171)                      -
Additional paid-in capital                  22,939                  11,495
Dedicated capital                            1,801                     938
Retained earnings                           10,072                   2,872
Cumulative translation adjustments             553                     585
                                            ------                  ------
     Total shareholders' equity             35,203                  15,907
                                           -------                  ------
     Total liabilities and shareholders'
     equity                                106,369                  96,013
                                           =======                  ======

        See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
                   (Amounts expressed in United States $'000)

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                        1996      1995      1996       1995
                                     -------- --------    --------   -------
Net sales                              31,635     21,733     86,804     21,733
Cost of goods sold                     27,389     16,004     74,468     16,004
                                    ---------  ---------  ---------  --------
  Gross profit                          4,246      5,729     12,336      5,729

Selling, general and administrative
expenses                               (1,822)      (788)    (5,501)      (788)
Interest income (expense), net             46       (806)       202       (806)
Other income, net                       1,591        129      4,477        129
                                    ---------    -------   --------   --------
  Income (loss) from continuing
  operations before income taxes        4,062      4,264     11,515      4,264

 Provision for income taxes                  -         20          -      20
                                    ---------    -------    -------   --------

  Income (loss) from continuing
  operations                            4,062      4,244     11,515      4,244

Discontinued operations:
  Income from operations of the
  discontinued Sun City Subsidiaries,
  net                                       -         56          -      1,652
                                     --------     ------    -------   -------

  Income before minority interests      4,062      4,300     11,515      5,896

Minority interests                     (1,223)    (1,798)    (3,452)    (2,584)
                                     --------     ------     ------     ------

Net income                              2,839      2,502      8,063      3,312
                                     ========     ======     ======     ======

Earnings per common share:
  Income from continuing operations      0.32       0.71       0.93       0.71
  Income from discontinued operations       -       0.01          -       0.24
                                      -------      -----     ------     ------
     Net income                           0.32       0.72       0.93    0.95
                                     ========     ======     ======    ======

Weighted average number of shares
outstanding                         8,998,901  3,575,165  8,673,156  3,572,688
                                    ========= ========== ========== ==========






      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                   (Amounts expressed in United States $'000)

                                                        1996           1995
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            8,063          3,312
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Equity gain on CPC                                   (844)             -
    Amortization and depreciation                       1,098            362
    Loss on disposals of fixed assets                       -             32
    Taxation                                                -            (20)
    Minority interests                                  3,452         12,217
    Effect of cumulative translation adjustment           (32)            (4)
(Increase) Decrease in operating assets
    Accounts receivable, net                             (215)             -
    Inventories, net                                  (13,278)       (27,814)
    Deposits receivable                                     -        (12,586)
    Utility deposits                                        -            142
    Prepayments and other current assets                2,432         (6,487)
Increase (Decrease) in operating liabilities:
    Accounts payable                                      966              -
    Accrued liabilities                                   665         25,577
    Advanced payments                                       -          1,684
    Deposit from customers                                360              -
    Taxation                                            1,264              -
                                                       ------         ------
Net cash provided by (used in) operating activities     3,931         (3,585)
                                                       ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales proceeds of fixed assets                            -             18
  Acquisition of investments and notes receivable        (617)             -
  Acquisition of fixed assets                         (11,560)       (11,423)
  Acquisition of development properties, net                -        (14,114)
  Acquisition of construction in progress              (1,201)             -
                                                       ------         ------
Net cash (used in) investing activities               (13,378)       (25,519)
                                                       ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in other loans                                   -         26,067
  Decrease in short-term borrowings                    (7,001)             -
  (Decrease) in obligations under lease purchase
  contracts                                                 -            (34)
  Other long-term liabilities                          (7,997)             -
  Loan from ultimate holding company                        -          2,488
  Due from related companies and holding company           (2)           102
  Due to related companies and holding company            (91)            (1)
  Proceeds from issuance of common and preferred stock 11,436          1,606
  Increase in treasury stock                             (171)             -
                                                       ------         ------
Net cash provided by (used in) financing activities    (3,826)        30,228
                                                       ------         ------

Net increase (decrease) in cash                       (13,273)         1,124
Cash at beginning of period                            14,691            135
                                                       ------         ------
Cash at end of period                                   1,418          1,259
                                                       ======         ======

    See accompanying notes to condensed consolidated financial statements

                      China Pacific, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                              September 30, 1996
                                 (Unaudited)


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

                     CHINA PACIFIC, INC. AND SUBSIDIARIES
        PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE PERIOD FROM JANUARY 1, 1995 TO SEPTEMBER 30, 1995
                    (Amounts expressed in United States $'000)

                          China Pacific      CCISC    Pro Forma    Pro Forma
                           Historical      Pro Forma  Adjustments   Combined
Net sales                    21,733         55,741                    77,474
Cost of goods sold          (16,004)       (48,130)                  (64,134)
                             ------         ------                    ------
    Gross profit              5,729          7,611                    13,340

Selling, general and
 administrative expense       (788)         (2,920)      (42)         (3,750)
Interest expense, net         (806)              -                      (806)
Other income (expense), net     29             (20)                      109
                             -----           -----       ---           -----

    Income (loss) from
    continuing operations
    before income taxes      4,264           4,671       (42)          8,893

Provision for income taxes     (20)              -                       (20)
                             -----           -----       ---           -----

    Income (loss) from
    continuing operations    4,244           4,671       (42)          8,873

Discontinued operations:
    Income from operations
    of the discontinued Sun
    City Subsidiaries (less
    Nil amount of applicable
    income taxes)            1,652               -                     1,652
                             -----           -----       ----          -----

    Income before minority
    interests                5,896           4,671       (42)         10,525

Minority interests          (2,584)         (1,868)                   (4,452)

Net income (loss)            3,312           2,803       (42)          6,073
                            ======          ======       ===          ======

Earnings per common share:
    Income from
    continuing operations                                               1.46
    Income from
    discontinued operations                                             0.24
                                                                       -----

    Net income                                                          1.70
                                                                       =====

Weighted average number of
 shares outstanding                                                3,572,688
                                                                   =========

(a)  To record amortization of goodwill over a 40 year period.

4.  SHAREHOLDERS' EQUITY

    REVERSE STOCK SPLIT

    The Company declared a 1-for-4 reverse stock split effective July 9, 1996. All information herein relating to shares issued or outstanding, including information in the following footnotes, reflects the effect of such reverse stock split.

    COMMON STOCK

    During the nine months ended September 30, 1996, holders of 145,015 shares of common stock exercised their rights entitling those holders to receive an additional 85,219 shares of common stock.

    During the nine months ended September 30, 1996, the Company issued 195,750 shares of common stock for consulting services rendered in connection with the Chengdu Steel acquisition.

    SERIES A CONVERTIBLE PREFERRED STOCK

    During the nine months ended September 30, 1996, 2,250 shares of Series A preferred stock were converted into 559,167 shares of common stock of the Company. No Series A preferred stock remained outstanding as of September 30, 1996.

    SERIES B CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

    During the nine months ended September 30, 1996, the Company sold 1,030 shares of Series B convertible and redeemable preferred stock, par value $0.001 each, for $1,030,000. The subscription value of Series B convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to 65% of the average closing market price of the Company's common stock for the five days immediately preceding the date of the notice of conversion. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1997 by giving ten days notice at the original subscription price. 1,680 shares of Series B preferred stock were converted into 544,961 shares of common stock of the Company during the nine months ended September 30, 1996. No Series B preferred stock remained outstanding as of September 30, 1996.

    SERIES C CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

    During the nine months ended September 30, 1996, the Company sold 9,105 shares of Series C 7% convertible and redeemable preferred stock, par value of $0.001 each, for $9,105,000. The subscription value of Series C convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to 75% of the average closing market price of the Company's stock for the five days immediately preceding the date of the notice of conversion. The Series C 7% convertible and redeemable preferred stock carries a 7% annual dividend payable upon conversion or redemption. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1998 with ten days notice at 133% of the original subscription price. 9,047.7 shares of the Series C convertible and redeemable preferred stock were converted into 2,716,384 shares of common stock of the Company during the nine months ended September 30, 1996. At September 30, 1996, 57.3 shares of Series C preferred stock remained outstanding. Subsequent to September 30, 1996, the remaining shares of Series C preferred stock were converted into 10,780 shares of common stock.

    TEN PERCENT CONVERTIBLE DEBENTURE

    During the nine months ended September 30, 1996, $600,000 of 10% convertible debentures were converted into 155,444 shares of common stock of the Company. Interest, totaling $15,369, on the 10% convertible debentures was converted into 3,081 shares of common stock of the Company. $200,000 of 10% convertible debentures remained outstanding as of September 30, 1996.

    TREASURY STOCK

    During the nine months ended September 30, 1996, the Company acquired 110,000 shares of its common stock in the open market for aggregate consideration of $171,000.

    WARRANTS

    The Company agreed to grant 343,750 warrants exercisable at $4.00 per share to various parties for investment banking services rendered. Issuance of the warrants is subject to execution of final documentation.

5.  OTHER INCOME - MINIMUM PROFIT GUARANTEES

    Pursuant to the terms governing the formation of Chengdu Steel and the Company's acquisition of a 60% interest in Chengdu Steel, Chengdu Iron and Steel Plant guaranteed a minimum after tax profit to Chengdu Steel of Rmb 150 million (approximately $18 million) during 1996. The Company estimates annual after tax profits of Chengdu Steel periodically in order to determine whether payments will be due to China Pacific Steel Limited, the Company's wholly-owned subsidiary and 60% owner of Chengdu Steel, pursuant to such profit guarantee. Based on earnings to date, the estimated short-fall in after tax profits of Chengdu Steel during 1996 will result in a payment to China Pacific Steel Limited of $3,630,000 pursuant to the guarantee. The estimated payments pursuant to such guarantee are recorded as other income for the period. Such estimated guarantee payments will be adjusted periodically to reflect actual results of Chengdu Steel.

6.  EARNINGS PER SHARE

    Earnings per share is calculated for each period and the shares outstanding have been adjusted to give retroactive effect to the 1-for-4 reverse stock split which became effective July 9, 1996.

7.  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES AND RESULTS OF OPERATIONS

     Net sales during the nine months ended September 30, 1996 totaled $86.8 million compared to net sales of $21.7 million during the nine months ended September 30, 1995. The increase in net sales was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective July 1, 1995. On a pro forma basis, net sales of Chengdu Steel for the nine months ended September 30, 1995 totaled $77.5 million. The increase in pro forma net sales was attributable to increased production capacity relating to the installation of a new blast furnace late in the second quarter of 1996 which was partially offset by temporary disruptions in operations during the installation of the new blast furnace.

     Cost of goods sold during the nine months ended September 30, 1996 totaled $74.5 million as compared to $16 million during the nine months ended September 30, 1995. The increase in cost of goods sold was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective as of July 1, 1995. On a pro forma basis, cost of goods sold for the nine months ended September 30, 1995 totaled $64.1 million. The increase in cost of goods sold was attributable to the increase in sales resulting from commencement of operations of the new blast furnace.

     Pro forma gross profits decreased by 7.5% from $13.3 million (17.2% of net sales) during the period in 1995 to $12.3 million (14.2% of net sales) during 1996. The decline in profit margin during the period was attributable to costs incurred in testing the new blast furnace during pilot runs.

     Selling, general and administrative expenses ("SG&A") during the nine months ended September 30, 1996 totaled $5.5 million as compared to $788,000 during the nine months ended September 30, 1995. The increase in SG&A was attributable to an increased level of corporate activities, including the acquisition and operation of Chengdu Steel. Additionally, 1995 reported SG&A reflects the reclassification of substantial SG&A ($1.6 million) relating to Sun City as discontinued operations.

     On a pro forma basis, SG&A increased 47% to $5.5 million (6.3% of net sales) for the nine months ended September 30, 1996 as compared to $3.75 million (4.8% of net sales) of pro forma SG&A reported by Chengdu Steel during the period in 1995. The increase in SG&A, in total and as a percentage of sales, was attributable to the anticipated increase in production and accompanying SG&A expense following installation of the new blast furnace and the temporary disruption of operations to facilitate installation of the new furnace.

     Other income (expense), net, during the nine months ended September 30, 1996 totaled $4.5 million. The Company reported $129,000 of other income, net, during the nine months ended September 30, 1995. Other income was attributable to (1) estimated compensation of $3.6 million payable to the Company's subsidiary, China Pacific Steel Limited, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from Chengdu Iron and Steel Plant ("CISP") to China Pacific Steel Limited whereby CISP guaranteed after tax profits of Chengdu Steel of not less than Rmb 150 million (approximately $18 million) during 1996, and (2) the Company's allocable share of profits of $847,000 from China Pacific Construction (B.V.I.) Limited following the sale of the Company's interest in Sun City and the reduction in the Company's ownership interest in China Pacific Construction to 50%.

     Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the nine months of 1996 and the 49% interest in China Pacific Construction not owned by the Company during the nine months of 1995.

     Net income during the nine months ended September 30, 1996 totaled $8.1 million as compared to $3.3 million during the first nine months of 1995. Pro forma net income for the nine months ended September 30, 1995, including results attributable to Chengdu Steel totaled $6.1 million.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had working capital of $17.8 million and cash balances of $1.4 million as compared to a working capital balance of $12.1 million and a cash balance of $14.7 million at December 31, 1995. The change in cash and working capital was attributable to a combination of (I) cash flows from profitable operations (ii) the receipt of $11.4 million of net proceeds from the sale of common stock, convertible debentures and convertible preferred stock during 1996 and (iii) the acquisition of various fixed assets, inventories and other expenditures to commence and support operations of a new blast furnace.

     At September 30, 1996, the primary obligations of the Company consisted of $5 million which remained payable to an affiliate relating to the China Steel acquisition as well as long-term debt in the amount of $6.5 million, including
(I) a non-interest bearing unsecured current account with CISP in the amount of $4.2 million, (ii) 10% convertible debentures in the amount of $0.2 million, and (iii) various loans from unaffiliated third parties in the amount of $2 million.

     During the first nine months of 1996, the Company issued common stock, convertible debentures and convertible preferred stock raising approximately $11.4 million net of offering costs. At September 30, 1996, $200,000 of convertible debentures remained outstanding and eligible for conversion into common stock. Such debentures are convertible at a price equal to the lesser of 100% of the average closing market price of the Company's common stock for the three days immediately preceding the issuance of the debentures ($4.68) or 80% of the average closing market price of the common stock for the three days preceding the conversion of the debentures. The debentures are due in November of 1997 if not previously converted. At September 30, 1996, 57.3 shares of Series C Preferred Stock remained outstanding. The Series C 7% convertible and redeemable preferred shares are convertible into common stock at a price equal to 75% of the average closing price for the common stock for the five days immediately prior to the date of notice of conversion. The Series C Preferred Shares carry a 7% annual dividend payable upon conversion or redemption. The Series C Preferred Shares are redeemable at the option of the Company at any time after January 1, 1998. A total of 2,250 shares of Series A preferred stock (being all of the outstanding Series A Preferred Shares), 1,680 shares of Series B Preferred Stock (being all of the outstanding Series B Preferred Shares), 9,047.7 shares of Series C Preferred Stock and $600,000 of debentures were converted during the first nine months of 1996 resulting in the issuance of an aggregate of 3,979,037 shares of common stock (after giving effect to a 1-for-4 reverse stock split effective July 9, 1996).

     Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.

                     PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

            None

        b.  Reports on Form 8-K

            None

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                          CHINA PACIFIC, INC.
BY (SIGNATURE)                        /s/ Clement Mak Shiu Tong
(NAME AND TITLE)                      Clement Mak Shiu Tong, President and
                                      Chief Executive Officer
(DATE)                                November 14, 1996


BY (SIGNATURE)                        /s/ Thomas Tong
(NAME AND TITLE)                      Thomas Tong, Treasurer and
                                      Chief Financial Officer
(DATE)                                November 14, 1996

</TABLE)
                                    -11-
