Form 10KSB
period 1996-12-31
CHINA PACIFIC INC
filed 1997-04-15
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the Fiscal Year Ended December 31,1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________.

                           Commission File No. 0-26232

                               CHINA PACIFIC, INC.
                 (Name of small business issuer in its charter)
       NEVADA                                 87-0429945
____________________________________   ________________________________________
     (STATE OR JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)

                  Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road
                               Wanchai, Hong Kong
                      _________________________________________
                (address of Principal Executive Offices) (ZIP CODE)

Registrant's Telephone Number, Include Area Code: (852) 2802 3068
Securities Registered Pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
    ___________________               _________________________________________
           None                                          None

Securities Registered Pursuant to Section 12(g) of the Act:

                       Common Stock, $.001 per value
                       _____________________________
                             (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.

     Yes  x         No
        ____          ____

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ x ]

     The issuer's revenues for its most recent fiscal year were $123,504,000.

     As of March 10, 1997, 8,956,384 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the Nasdaq Small-Cap Market, was approximately $19,364,378.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1996 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes        No  x
                                                   _____     _____

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ____

PART I.................................................................   1

ITEM 1. DESCRIPTION OF BUSINESS........................................   1
ITEM 2. DESCRIPTION OF PROPERTIES......................................   9
ITEM 3. LEGAL PROCEEDINGS..............................................   9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  10

PART  II...............................................................  10

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS......  10
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
           AND RESULT OF OPERATIONS....................................  10
ITEM 7. FINANCIAL STATEMENTS...........................................  16
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................  16

PART III...............................................................  16

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........  16
ITEM 10. EXECUTIVE COMPENSATION........................................  16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................  16
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  17

PART IV................................................................  18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  18

SIGNATURES.............................................................  20

FINANCIAL STATEMENTS................................................... F-1

                                   PART I

      THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE
MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" BEGINNING ON PAGE 14 OF THIS FORM 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL AND DEVELOPMENT OF BUSINESS

     China Pacific, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in iron and steel production in the People's Republic of China ("PRC"). The Company also holds options to develop and market land surrounding Sun City ("Sun City"), a multi-phase all-purpose development project in the PRC.

     The Company is a Nevada corporation which was incorporated in 1986 as McMann Investments, Inc., a "blind pool blank check" company, for the purpose of seeking and acquiring business ventures. In March of 1988, the Company completed a public offering of its common stock raising net offering proceeds of approximately $233,000. The Company operated as a movie production company from 1988 until 1992 when operations were terminated and, from such date until May of 1994, the Company's activities were limited to the search for business opportunities. On May 18, 1994, the Company acquired 51% of the issued and outstanding stock of China Treasure Construction (B.V.I.) Limited ("China Treasure Construction") from the existing shareholders of China Treasure Construction in exchange for the issuance of shares of the Company representing at the time 93% of the issued and outstanding common stock of the Company (the "China Treasure Exchange"). Thereafter, the Company terminated its prior operations, the officers and directors of the Company resigned and the officers and directors of China Treasure Construction were appointed in their stead and the Company changed its name to China Treasure, Inc.

     At the time of the Company's acquisition of China Treasure Construction, until December 29,1995, China Treasure Construction, through its subsidiaries, was engaged in the development and marketing of the Regent on the Park (a 500 unit master planned residential community), Star Place (a 5.5 million square foot all-weather shopping, entertainment and office complex) and Sun Plaza (a 160,000 square foot office complex) phases of Sun City. Sun City was conceived by the Huiyang City Government of Guangdong Province (the "Huiyang City Government") as a comprehensive self-contained community, with supporting infrastructure, to be developed with the goal of attracting high-technology production companies and research and development enterprises. Sun City is located approximately 62 miles north of Hong Kong.

     On October 30, 1995, the Company acquired, effective as of July 1, 1995, 100% of the outstanding stock of China Pacific Steel, Inc. ("CPS"). CPS owns a sixty percent (60%) interest in Chengdu Chengkang Iron and Steel Co. Limited ("Chengdu Steel"), a PRC steel manufacturer.

     The Company acquired its interest in CPS (the "Chengdu Steel Acquisition") from China Pacific Capital Limited ("CPCL") for total consideration of approximately $15.1 million which was payable $568,655 in cash at closing with the balance being payable in the form of a non-interest bearing demand promissory note secured by the stock of CPS. CPCL was a wholly-owned subsidiary of China Treasure Holding (B.V.I.) Ltd. ("China Treasure Holding") which was an indirect controlling shareholder of the Company at the time of the acquisition.

     Chengdu Steel was created in October of 1994 when Chengdu Iron and Steel Plant ("CISP"), a state- owned PRC company controlled by the Department of Metallurgy of the Chengdu Government, contributed its principal operating assets to Chengdu Steel with substantially all remaining operating assets being leased to Chengdu Steel in exchange for a 40% interest in Chengdu Steel plus lease payments of approximately $1.8 million annually or 5% of after tax net profits, whichever is less, up to March 31, 1996 and at various rates thereafter as discussed in later sections of this report. CPS contributed capital in the amount of $14 million and production and marketing expertise in exchange for a 60% interest in Chengdu Steel.

     Following the Chengdu Steel Acquisition, management of the Company determined that the Company would be best served by divesting its interests, and the accompanying obligations, relating to the development of Sun City in order to concentrate on its steel operations and the pursuit of other infrastructure development opportunities within the PRC. To that end, on December 29, 1995, the Company entered into an agreement with Open View Properties Ltd. ("Open View Properties"), an entity controlled by the Huiyang City Government pursuant to which China Treasure Construction sold its entire interest in each of its subsidiaries (the "Project Subsidiaries") involved in the development of Sun City (the "Sun City Sale"). As consideration for the Company's interest in the Sun City development, Open View Properties delivered to China Treasure Construction a three year 8% promissory note in the amount of $16.2 million (HK$125.4 million) representing a return of China Treasure Construction's original capital contributions and loans to the Project Subsidiaries plus a fee for services to be provided of $4.1 million (HK$32 million).

     In connection with the Sun City Sale, the Company was granted a five year option to develop and market 3 million square meters of land surrounding Sun City at a price of RMB100 ($12) per square meter and a five year option to repurchase the Company's interest in Sun City for HK$32,010,004 plus any amounts injected into the Project Subsidiaries by Open View Properties and 10% interest per annum on all such amounts.

     In conjunction with the Sun City Sale, Kiu Yin Investment Co. Ltd. ("Kiu Yin Investment") and China Construction Bank, Guangdong Branch ("CCB") formed China Pacific Investment Holdings Ltd. ("China Pacific Investment Holdings"), China Pacific Investment Holdings acquired 100% of the stock of the Company's direct parent, China Treasure Investment, from China Treasure Holding and changed the name of China Treasure Investment to C.P. Investment (B.V.I.) Ltd. ("C.P. Investment"). As a result of such transactions, Kiu Yin Investment and CCB became 51% and 49% shareholders of China Pacific Investment Holdings (the ultimate parent of the Company), respectively, and the Huiyang City Government's interest in the Company was terminated.

     Also in conjunction with the Sun City Sale, The People's Government of Huiyang City, through a wholly-owned subsidiary, acquired the 49% interest in China Treasure Construction not held by the Company and contributed $240,000 to China Treasure Construction to increase its interest in China Treasure Construction to 50% with the Company owning the remaining 50%. Following the change in shareholdings in China Treasure Construction, the name of China Treasure Construction was changed to China Pacific Construction (B.V.I.) Limited and the only assets held by such company consisted, and consists, of the notes payable delivered in connection with the Sun City Sale, the options granted in connection with the Sun City Sale and the cash contributed by The Huiyang City Government.

     In January of 1996, the Company changed its name from China Treasure, Inc. to China Pacific, Inc.

STEEL MANUFACTURING - CHENGDU STEEL

     BACKGROUND. Chengdu Iron and Steel Plant ("CISP") was established in 1958 as a state-owned enterprise in Chengdu, PRC under the Department of Metallurgy of the Chengdu government. Operations of CISP began with the construction of a small steel manufacturing plant in 1958 and continued until 1964. In 1965, the existing manufacturing facilities were demolished and efforts began to construct a new and larger manufacturing facility. As a result of the "Cultural Revolution" in the PRC, CISP was idle from 1966 to 1976. In 1977 steel manufacturing operations were reactivated by CISP and, between 1977 and 1989, the facility was operated and various new production facilities were installed. During 1990 and 1991, CISP undertook additional expansion and modernization with the addition of a variety of major production facilities, including a new sintering plant, blast furnace and finished goods warehouse. Finally, an additional oxygen production plant was completed during 1994 to support operations of CISP.

     CISP's steel manufacturing plant (the "Plant") is located in Qingbaijiang, approximately 32 kilometers from Chengdu. Chengdu is the capital city of Sichuan Province and has a population in excess of 10 million. Sichuan Province is the most densely populated province in the PRC with a population of approximately 120 million. Based on government published statistics, the Plant is the largest manufacturer of reinforced steel bars and steel wire in Sichuan Province and, in 1993, the Plant was among the twenty largest state-owned enterprises (based on revenues) in the province and the 248th largest state-owned enterprise in the PRC.

     THE JOINT VENTURE AGREEMENT. In October of 1994, Team Steel, Inc. ("Team Steel"), a wholly-owned subsidiary of Team International Holdings, Inc., ("Team Holdings"), entered into an agreement with CISP to form a joint venture named Chengdu Chengkang Iron and Steel Co. Limited ("Chengdu Steel"). Pursuant to such agreement, CISP contributed certain principal operating assets of the Plant, with an estimated value of RMB80 million, to Chengdu Steel in exchange for a 40% interest in Chengdu Steel. Additionally, CISP agreed to lease to Chengdu Steel substantially all remaining assets relating to the operations of the Plant, valued at approximately RMB310 million, for approximately RMB15.5 million annually or five percent (5%) of net after tax profit of Chengdu Steel, whichever is less, through March 31, 1996; at an annual rate of 6.5% based on the valuation of assets actually leased for the period from April 1, 1996 to March 31, 1997; and, at an annual rental charge to be mutually agreed by both CPS and CISP commencing April 1, 1997, based on market rental rates, but not to exceed 8% based on the valuation of the assets actually leased. Team Steel contributed RMB120 million (at an exchange rate of US$100 = RMB 852.96) to Chengdu Steel in exchange for a 60% interest in Chengdu Steel. In conjunction with the formation of Chengdu Steel, CISP guaranteed Team Steel that Chengdu Steel's after tax profits would be no less than $11.5 million in 1995 and $17.2 million in 1996 with any shortages in Team Steel's allocable portion of such profits being reallocated from CISP's share of profits. Additionally, CISP guaranteed that Chengdu Steel, as a sino-foreign joint venture, would be granted a profits tax concession exempting Chengdu Steel from PRC profits tax for the first two years of profitable operations and allowing a 50% reduction in profits tax for the following three years. In addition, CPS has been given an option to participate in Chengdu Steel's future expansion in the form of additional capital or loan injections.

     On October 27,1995, China Pacific Capital Limited ("CPCL") acquired from Team Holdings 100% of the stock of Team Steel and assumed all of the outstanding obligations and liabilities of Team Holdings for total consideration of $15.1 million. Following its acquisition of Team Steel, CPCL changed the name of Team Steel to China Pacific Steel Limited ("China Pacific Steel") and, on October 30, 1995, sold its entire interest in China Pacific Steel to the Company for total consideration of approximately $15.1 million. $568,655 of the purchase price of China Pacific Steel was paid in cash by the Company at the time of acquisition and the balance was evidenced by a non-interest bearing promissory note in the amount of $14.5 million and secured by the stock of China Pacific Steel. CPCL is a wholly-owned subsidiary of China Treasure Holding, which was an indirect controlling shareholder of the Company at the time of the acquisition. As a result of the foregoing, the Company is presently a 60% shareholder of Chengdu Steel.

     With the infusion of capital provided by the formation of the above described joint venture, Chengdu Steel set out to expand its production capacity and to modernize its facilities to facilitate future growth, meet the growing demand for steel products to support infrastructure development in the PRC and to increase profitability.

     THE STEEL PLANT. Chengdu Steel's existing Plant is located in Qingbaijiang, approximately 32 kilometers from Chengdu, the capital city of Sichuan Province, PRC. The Plant is an integrated facility occupying gross floor area of 287,986 square meters on a site area of approximately 1,150,000 square meters.

     The Plant, in its current form, was built in 1965 and has been periodically reconditioned, upgraded and expanded, with substantial portions of the Plant being constructed between 1990 and 1994 and in 1996. The Plant currently consists primarily of (a) a smelting factory utilizing four electric arc furnaces each with a 10 ton capacity and having a total annual production capacity of approximately 100,000 metric tons, (b) a 124 ton per hour output sinter machine with sixteen mixture preparation/storage bins with capacities ranging from 32 tons to 77 tons, (c) 100 cubic meter; 318 cubic meter and 335 cubic meter blast furnaces, (d) two 20 ton converter furnaces, (e) a cogging mill with annual production capacity of approximately 380,000 tons, including a 60 ton per hour reheating furnace, (f) a rolling mill producing steel wire rods in sizes ranging up to 6.5mm, (g) a rolling mill producing steel wire rods in sizes over 6.5mm (h) a rolling mill producing steel rebar, (i) a 50,000 cubic meter coal gas container, (j) an oxygen production plant which provides the oxygen necessary to feed the furnaces, with a capacity of 7,400m3/h, (k) a 53,150KV electricity transformer substation, (l) 3 storage yards and 3 finished goods warehouses,

(m) various gas storage units, (n) various administrative buildings, and (o) a system of roads, rail, cranes and transportation belts, and (p) a continuous casting machine.

     The Plant's operations and workforce are supported by substantial infrastructure development. Among the infrastructure improvements supporting the Plant and its workforce are an extensive transportation network including private roads and railway connecting to all main railway lines; a television station serving employee households; a hospital serving both employees and the public; security service; a hotel with conference facilities; and, secondary and primary schools.

     MANUFACTURING. Manufacturing at the Plant is conducted in two separate production lines. Line I utilizes blast furnaces and converter furnaces to manufacture steel products from iron ore. Ore of different shapes and sizes is screened, separated and moved from the Plant's yard by means of conveyor belts to a sintering plant. The sintering process begins with the ores being prepared and mixed in storage bins. The raw sinter mix then enters sintering machines which heat the raw materials to produce a coherent mass. Sintered ore is placed in a blast furnace to produce liquid iron. The hot liquid iron is then transferred by transfer cars to an oxygen steelmaking shop where the liquid iron is transformed into ingot steel utilizing a converter furnace. Liquid steel from the converter furnace is casted into 120 square meter billets in a continuous casting machine.

     Line II of the Plant utilizes electric arc furnaces to smelt steel scrap. Scrap is fed into the furnaces in the presence of oxygen which is introduced to increase the temperature and accelerate the melting process. The molten steel is then poured to produce ingot steel.

     Steel ingots from Line I and Line II are rolled in a cogging mill to produce 90 square mm steel billets. The billets are moved to a rolling mill where they are reheated and fed through a series of rollers which reduces their size and shapes them into the finished rebar; steel wire or rod. The rebar emerges from the rolling mill and is allowed to cool uniformly on a cooling bed and is then cut to standard lengths. In the case of steel wire, the wire is cut and rolled while hot on coiling machines.

     The Plant currently has raw material handling capacity of approximately 1 million metric tons annually. The annual steel production capacity of the Plant is approximately 600,000 metric tons annually, consisting of a 450,000 metric ton capacity for Line I and a 150,000 metric ton capacity for Line II. Until the addition of a new 335 ton blast furnace in July of 1996, the iron production capacity of Line I was only 250,000 metric tons annually, thus limiting the effective production capacity of Line I to 250,000 metric tons of steel annually and the total steel production capacity of the Plant to 400,000 metric tons annually. With the addition of the new blast furnace during 1996, the iron production capacity of Line I has been increased to 450,000 metric tons annually increasing the effective total steel production capacity of the Plant to 600,000 metric tons annually. In 1996, Chengdu Steel produced approximately 382,000 metric tons of steel or steel related finished products as compared to 370,000 metric tons produced in 1995.

     PRODUCTS. Chengdu Steel's manufacturing currently focuses on the production of reinforced steel bars and steel wires. Chengdu Steel's manufactured steel products include reinforced bar, 6.5mm and 8.5mm steel wire, 6.5mm welding rod, spring steel (billets) and other steel products used principally for construction of building and infrastructure projects.

     Rebar and the steel rods and wire produced by Chengdu Steel are embedded in poured concrete and serve as structural reinforcements to increase the strength of concrete. Reinforced concrete is used extensively in the PRC (and throughout the world) as a principal construction material in highways, bridges, sewage and water treatment plants, power plants, buildings of all types, subways, tunnels, wharves, dams and other structures. During 1996, rebar and steel wire comprised in excess of 97.3 % of Chengdu Steel' s output of steel production.

     RAW MATERIALS. The principal raw materials used by Chengdu Steel to produce rebar and steel wire are iron ore and coke. In addition to iron ore and coke, scrap steel is utilized as raw material for production of steel billets by Chengdu Steel's electric furnaces. In 1996, Chengdu Steel used approximately 506,800 metric tons of iron ore, 387,000 metric tons of coke and 120,000 metric tons of scrap steel. Raw materials have historically accounted for approximately 80% of Chengdu Steel's cost of production.

     Iron ore and coke are purchased from various suppliers with approximately 60% of such raw materials being supplied from within Sichuan Province, 30% of such materials being supplied from neighboring provinces and the remaining 10% of such materials being supplied from overseas. Scrap steel is purchased from numerous suppliers within Sichuan Province and neighboring provinces. Because of the existing demand for steel products to support infrastructure projects in the PRC, the market for raw materials is competitive and its price is driven by market conditions. Shortages may occur periodically resulting in increased prices and production costs. The Plant has a raw material yard with a capacity of approximately 1 million tons of materials allowing Chengdu Steel to maintain a supply of materials to partially insulate itself against possible short-term price fluctuations or shortages. Chengdu Steel typically maintains between 45 and 75 days' supply of raw materials on hand.

     Chengdu Steel is not dependent upon any one supplier of raw materials and believes that adequate supplies of such materials are and will be available from multiple suppliers to meet Chengdu Steel's foreseeable needs.

     Purchases of raw materials have historically been made on a cash-on-delivery basis. However, with tightened liquidity associated with austerity measures implemented in the PRC beginning in 1993, Chengdu Steel has obtained 90 day payment terms from approximately 40% of its suppliers with the balance generally providing for payment over 90 days.

     In addition to hard materials used in the manufacturing process, the Plant consumes large amounts of electricity, natural gas, coal, water and oxygen in the manufacturing process. Electricity is generally supplied by government owned power plants in Chengdu. The Plant also has a power sub-station to satisfy its electricity requirements in the event of shortages in electricity supplied by government owned power plants. Sufficient quantities are believed to be available to meet Chengdu Steel's current and anticipated energy needs.

     Supplies of natural gas are sufficient to meet current operating levels. With the expansion of operations during 1996, Chengdu Steel added a natural gas recycling plant to recover natural gas from blast furnaces and converters to support future natural gas requirements.

     Water and coal supplies are plentiful and Chengdu Steel has its own oxygen plant which produces sufficient oxygen to support operations for the foreseeable future.

     EXPANSION AND MODERNIZATION.. During 1996, Chengdu Steel constructed a 335m(3) blast furnace to increase the iron production of Line I from 250,000 metric tons to 450,000 metric tons, added a continuous casting process for the converter furnace to improve efficiency of steel production, and constructed a natural gas recycling plant.

     SALES AND MARKETING. Chengdu Steel sells its products primarily to two markets; the building materials market and the industrial market. The vast majority of Chengdu Steel's sales are of products for use as building materials, with the bulk of such products being used in infrastructure projects.

     All sales by Chengdu Steel are conducted from administrative offices located at the Plant. Approximately 50% of products are sold to and distributed through wholesalers with the balance being sold directly to end-users. Approximately 90% of Chengdu Steel's sales have historically been within Sichuan Province, with approximately 10% percent of sales being to neighboring provinces and the balance to other parts of China.

     Chengdu Steel has engaged in little marketing efforts by western standards. For the most part, Chengdu Steel receives and fills orders from its customers. Rebar manufactured to standard specifications and other finished products are typically stored in warehouses located at the Plant. Such finished products are shipped to customers by highway using a fleet of trucks owned by Chengdu Steel or by rail from connections joining the Plant to the major rail routes in the province and throughout the PRC. Customers also pick up orders at the Plant or arrange for their own transportation of the steel products they purchase.

     Chengdu Steel has over 100 customers, which are primarily state-owned construction companies, with no single customer accounting for more than 5% of total sales during 1996. Chengdu Steel's principal customers are

Chengdu Yuha Property Development Co., Ltd., Sichuan province Material Group Metal Trade Co., Sichuan Province Metallurgic Material Co., Zigong Welding Rods Plant and Hubei Yichang Houwang Welding Material Co. Chengdu Steel has no long-term contracts for the sale of its products. With growing competition, Chengdu Steel has begun to grant 30-day payment terms to large wholesalers of good standing. Such sales along with cash sales accounted for approximately 25% of total sales during 1996, while sales on credit terms of 90 days or longer accounted for approximately 45% of 1996 sales. 30% of 1996 sales were to raw material suppliers of Chengdu Steel in exchange for iron ore, coke and other materials. Chengdu Steel has made an allowance of $898,000 for bad debts, or approximately 0.72% of Chengdu Steel's 1996 net sales.

     With the lifting of price controls by the PRC in 1991, Chengdu Steel is free to sell its products at market prices. Chengdu Steel's sales and marketing department monitors market prices, competitors' positions, anticipated market demand and Chengdu Steel's position with a view to maintaining competitive pricing of its products. Where market conditions move materially, a pricing determination committee will review Chengdu Steel' s pricing strategy and make adjustments as appropriate.

     MARKET. The steel products market within the PRC has experienced strong growth in recent years and is expected to continue to experience strong growth for the foreseeable future to support the development of infrastructure projects within the PRC. According to estimates published by the Ministry of Metallurgical Industry, consumption of steel is expected to outstrip domestic steel production through the end of the decade with production estimated to grow from 97 million metric tons in 1995 to 120 million metric tons by 2000 and consumption estimated to grow from 110 million metric tons in 1995 to 130 million metric tons by 2000.

     With continual infrastructure development ongoing in Sichuan Province, consumption of steel rebar and steel wire is expected to continue to grow and to exceed production. Sichuan Province has announced no less than 39 infrastructure projects valued in excess of $9 billion which will require steel rebar and steel wire before the end of the decade. Among the major projects announced to date are the Er-tan Power Station, Bao-Cheng Double-line Railway, Nei-Yi Highway, Shuangliu Airport and Wudu Water Project, each of which is expected to be ongoing for various periods through 2000. Also expected to contribute to growth in demand for steel rebar and steel wire is the pending construction of the Three Gorges Dam Project, a major national project in a neighboring province which is expected to require 17 years to complete. While the project is not within Sichuan Province, Chengdu Steel has entered an agreement with a contractor to supply steel rebar and steel wire for such project. Further, the construction of such project is expected to result in the displacement of significant populations in the vicinity of such project which, in turn, is expected to result in substantial new residential construction in surrounding areas, including Sichuan Province, to accommodate such displaced population.

     COMPETITION. There are many domestic competitors of Chengdu Steel in its primary markets. Chengdu Steel is, however, the largest manufacturer of steel wire and the second largest manufacturer of steel rebar in Sichuan Province with an estimated one-third share of such combined market. Of twelve known manufacturers of rebar and steel wire in Sichuan Province, five, including Chengdu Steel, are classified by the Department of Metallurgy of Sichuan Province as major manufacturers. Chengdu Steel is well-known within the domestic steel industry, has received numerous national and provincial awards and has consistently been ranked high in quality control by the Ministry of Metallurgical Industry. Recently, the Sichuan government conveyed to Chengdu Steel the grand prize designation for brand name rebar products.

     Chengdu Steel is also affected by foreign-produced steel that is imported to the PRC. During certain periods when domestic steel prices materially exceeded international steel prices, more foreign steel products were imported into the PRC, legally or illegally, which caused a decline in domestic steel product prices and an increase in stockpiled inventory at domestic steel mills. In 1995, more than 15 million tons of steel products were imported into the PRC. Such imports typically adversely affect domestic steel producers.

     To protect domestic steel producers, the PRC government implemented measures to restrict the levels of foreign imports and enhance enforcement against illegal steel importation.

     The potential admission of the PRC as a member of the World Trade Organization ("WTO"), which on January 1, 1995 succeeded GATT as the international arbiter of trade relations among GATT signatories, could lead to increased foreign competition for Chengdu Steel. If the PRC becomes a member of the WTO, the PRC government will likely be required to reduce import restrictions and tariffs on steel and steel products. Reductions by the PRC of the barriers to imports of foreign steel, either in anticipation of or upon becoming a member of the WTO, would likely lead to increased competition in Chengdu Steel's markets.

     While the prospects of increased foreign competition may ultimately have a significant adverse impact on the domestic steel industry within the PRC, the impact of such increased competition, should such arise, is expected to be partially mitigated for Chengdu Steel and other producers within Sichuan Province as a result of certain logistical problems associated with marketing and delivering steel to Sichuan Province. Sichuan Province is an inland province characterized by difficult mountainous terrain. The lack of ocean ports serving the province and the prevailing terrain within the province significantly increase the cost of transporting steel products into the province. Those factors are expected to reduce the viability of competition from overseas suppliers as well as steel suppliers in distant provinces.

     Management believes that Chengdu Steel's relative size, its long history of operations within the PRC, its affiliation with key PRC governmental entities and the strong demand for steel products to support infrastructure projects within the PRC will allow Chengdu Steel to compete successfully within the steel market. While Chengdu Steel believes it is favorably positioned to compete within the PRC steel market and to market all of its production on favorable terms, there are a number of steel producers, including government controlled steel producers, marketing their products within the PRC, or which may begin marketing their products within the PRC, which have greater resources financially and otherwise than Chengdu Steel.

     RESEARCH AND DEVELOPMENT. While Chengdu Steel undertakes continual efforts to upgrade and expand its production plant, minimal expenses have been incurred directly related to research and development activities. Feasibility studies for the expansion and modernization of the Plant have historically been sponsored and assisted by the Metallurgical Department of the State or Provincial government for a nominal charge.

     ENVIRONMENTAL MATTERS. Chengdu Steel's Plant is subject to comprehensive laws and regulations for environmental protection as will be construction activity associated with its proposed expansion. These include principally the Environmental Protection Law of the People's Republic of China, the Law on Prevention of Water Pollution, the Law on Prevention of Atmospheric Pollution, the Law of Noise Pollution and the Regulations Regarding Environmental Protection Involving Construction Projects.

     Chengdu Steel closely monitors its compliance with environmental regulations and has implemented certain measures and installed certain facilities, including a 50,000 m3 collection tower to collect, purify and recycle various gases produced in the steel manufacturing process, to assure such compliance. Chengdu Steel believes that its manufacturing and other operations are in compliance in all material respects with existing applicable environmental laws.

PROPERTY DEVELOPMENT - SUN CITY

     As noted above, until December of 1995, the Company was engaged in property development activities consisting of the preparation of the master plan for Sun City and the development and marketing of the Regent on the Park, Star Place and Sun Plaza phases of the Sun City development. With the Sun City Sale, the Company no longer has a direct interest nor an active involvement in the Sun City development, but has retained an option with respect to the development and marketing of land surrounding Sun City as well as receiving an option to reacquire its interest in Sun City.

     OVERVIEW. Following the Sun City Sale, Sun City is being developed by various governmental bodies in Huiyang City; Guangdong Province, PRC.

     Sun City is located in Huiyang City in the southern part of Guangdong Province. Sun City lies in the Pearl River Delta approximately 19 miles from the neighboring city of Huizhou, a city of approximately 2.4 million persons, and
11.2 miles from the port city of Aotou on China's east coast and is approximately 90 minutes from Hong Kong by hydrofoil, and one hour by car.

     The site of Sun City lies on approximately 2,400 acres of flat land in a valley which is bisected by the Danshui River. A comprehensive master site plan was developed with land being zoned 30% for high-tech nonpolluting industries, 30% for residential development, 30% for commercial/retail space and 10% open "green" space. A comprehensive road system was also laid out to provide for ease of access and high mobility while maintaining the privacy of residential areas. Finally, support services and infrastructure improvements such as water sewage and electrical service necessary to support such a community have been planned and are presently under construction.

     Development of Sun City is being carried out in various phases as necessary support services and infrastructure improvements are completed to support each phase. The primary developments within Sun City will be Regent on the Park, a luxury residential development, and Star Place, a multi-phase 5.5 million square foot all-weather shopping center containing office complexes, high-end retail outlets and a variety of restaurants and entertainment facilities. In addition to Regent on the Park and Star Place, Sun City will include approximately 2,200 acres of industrial sites, science and research areas, additional residential areas and recreational areas.

     The ultimate objective of Sun City is to provide a comprehensive integrated environment in which executives can work and reside without sacrificing the quality of either their work or living environments. Sun City is expected to eventually attract approximately 50 high-tech industries to the city and to support a population of 100,000 persons. Progress in the development of the Sun City project has been slowed as a result of unfavorable weather conditions in the summer of 1995 and a depressed real estate market in the Guangdong Province of the PRC.

     SALE OF COMPANY'S INTEREST IN SUN CITY. With the Company's determination to pursue recurring infrastructure development opportunities in the PRC, the Company's management determined to pursue the divestiture of its interest in Sun City during the fourth quarter of 1995. As a result of such efforts, the Company entered into an agreement effective December 29, 1995 pursuant to which the Company agreed to transfer substantially all of its interests in Sun City (the "Sun City Sale") to Open View Properties Ltd., an entity controlled by the Huiyang City Government. Under the terms of the Sun City Sale, China Treasure Construction transferred its entire interest in each of its subsidiaries involved in the Sun City development (the "Project Subsidiaries") to Open View Properties. In exchange for the transfer of such interest, Open View Properties delivered to the Company a series of three year 8% promissory note in the amount of $16.2 million (HK$125.4 million) representing a return of China Treasure Construction's original capital contributions and loans to the Project Subsidiaries plus a fee for services to be provided of $4.1 million (HK$32 million).

     COMPANY'S CONTINUING INTEREST IN SUN CITY. Following the Sun City Sale, the Company has no involvement or responsibility of any nature relating to the future development or marketing of Sun City. However, in connection with the Sun City Sale, the Company was granted a ten year option to develop and market approximately 3 million square meters of land surrounding Sun City at a price of RMB100 ($12) per square meter. Additionally, the Company was granted a five year option to repurchase the Company's interest in Sun City for a price equal to HK$32,010,004 plus any amounts injected into the Project Subsidiaries by Open View Properties and 10% interest per annum on all such amounts.

     The Company's present operating plans are limited to pursuing infrastructure development within the PRC and the Company has no present interest in exercising either of its options to participate in the future development of Sun City. However, the Company will evaluate the feasibility of pursuing either or both of such options from time to time and, if the exercise of such options and renewed involvement in the development of Sun City is deemed to provide sufficient profit potential, may exercise either or both of such options and resume its involvement in the development of Sun City.

     COMPETITION. If the Company should elect to exercise either or both of its options to renew its involvement in the development of Sun City, the Company can expect to face intense competition from other developers, including governmental entities and entities operating with government support, to attract industry. While the nature of the Sun City development and the Huiyang City Government support of such project are such that it is not expected that Sun City will face direct competition, other developments within southeast Asia may be undertaken which may be more attractive in terms of location, governmental subsidies and other benefits offered to industry. However, the Company has no obligation to renew its involvement in the Sun City project and will only renew such involvement if it deems the opportunity to offer satisfactory profit potential.

EMPLOYEES

     At March 10, 1997, the Company had approximately 7,000 employees, including 15 executive officers, 190 employees engaged in administration and 6,795 employees engaged in steel manufacturing operations. The Company and its subsidiaries are not parties to any traditional labor contracts. The Company has not suffered any labor stoppages and believes that it has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company, at December 31, 1996, had interests in properties in the PRC and in Hong Kong.

     Within the PRC, virtually all land is state-owned and the right to use most land is allocated without charge to users. However, in recent years, the government, through the State Bureau of Land Administration and its subordinate departments, has permitted grants of land use rights for value.

     The Chengdu Steel Plant, described above, is located in Qingbaijiang approximately 32 kilometers from Chengdu in Sichuan Province. See "Item 1. Description of Business. Steel Manufacturing - Chengdu Steel - The Steel Plant." Chengdu Steel has the right, granted by the municipal government of Qingbaijiang county, to use the land on which the Plant is located without time limit and at no charge. Pursuant to the terms of the joint venture agreement by which Chengdu Steel was formed, Chengdu Steel owns the principal manufacturing facilities which constitute the Plant. Additional facilities supporting the operation of the Plant are leased from CISP for approximately RMB15.5 million annually or five percent (5%) of net after tax profit of Chengdu Steel, whichever is less, for the period up to March 31, 1996, and at various rates after such date as discussed above. See "Item 1. Description of Business. Steel Manufacturing - Chengdu Steel - The Joint Venture Agreement."

     In addition to its interest in the Chengdu Steel Plant, the Company's properties in the PRC include options relating to the development and marketing of approximately 3 million square meters of land surrounding Sun City. See "Item
1. Description of Business. Property Development - Sun City - Company's Continuing Interest in Sun City."

     The Company's properties in Hong Kong consist of its executive offices which are located in 3,400 square feet of space at Room 2008, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong. Such offices are held pursuant to leases from third parties which provide for aggregate monthly rents of approximately $18,500 and expiring July of 1998.

     The Company believes that its properties are adequate to support its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company's future operating results and financial position may be affected by the following dispute. On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of $5,000,000, and an order compelling the Company to issue approximately 1,141,000 common stock warrants under the terms of the alleged Selling Agreement. However, the Company is unable to predict the outcome of this dispute and, if the outcome is adverse to the Company, the Company's financial position and operating results could be adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996.


                                 PART  II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "CHNA". The Company's common stock commenced quotation on Nasdaq in June of 1995. Prior to such date, the Company's common stock was quoted in the over-the-counter market on the NASD Bulletin Board under the symbol "CHTI". Prior to the commencement of quotations on Nasdaq, the trading market in the Company's common stock was sporadic. The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years:

                                        High (1)           Low (1)
                                        ________           _______
1995 -         First Quarter               9.50              5.00
               Second Quarter             22.50              8.00
               Third Quarter              26.13             18.50
               Fourth Quarter             24.75              6.00


1996 -         First Quarter             8.125              4.00
               Second Quarter            8.1875             4.50
               Third Quarter             6.8125             3.9375
               Fourth Quarter            6.125              3.21875

(1) The Company declared a 1-for-four reverse stock split effective July 9, 1996. All reported historical information has been adjusted accordingly to reflect the impact of the reverse stock split.

     The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     At March 10, 1997, the bid price of the Common Stock was $3.40625.

     As of March 10, 1997, there were approximately 395 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS AND RESULT OF OPERATIONS

     The Company's operations during 1996 consisted the manufacturing and marketing of steel products in the PRC, while operations in 1995 consisted of participation in the development and marketing of various phases of Sun City in addition to the manufacturing and marketing of steel in the PRC.

     In December of 1995, China Treasure Construction sold its entire interest in each of its subsidiaries involved in the Sun City development (the "Project Subsidiaries") including its interest in various loans to the Project Subsidiaries. As consideration for the Company's interest in the Sun City development, Open View Properties delivered to China Treasure Construction a three year 8% promissory note in the amount of $16.2 million (HK$125.4 million) representing a return of China Treasure Construction's original capital contributions and loans to the Project Subsidiaries plus a fee for services to be provided of $4.1 million (HK$32 million).

     As a result of the Sun City Sale, the operating results of the Project Subsidiaries have been accounted for as discontinued operations in 1995 and 1994.

     Effective July 1, 1995, the Company acquired 100% of the outstanding stock of China Pacific Steel Limited ("CPS"). CPS owns a sixty percent (60%) interest in Chengdu Chengkang Iron and Steel Co. Limited ("Chengdu Steel"), a PRC steel manufacturer.

     The Company acquired its interest in CPS (the "Chengdu Steel Acquisition") from China Pacific Capital Limited ("CPCL") for total consideration of approximately $15.1 million, which was payable $568,655 in cash at closing with the balance being payable in the form of a non-interest bearing demand promissory note secured by the stock of CPS. CPCL at the time of the acquisition was a wholly-owned subsidiary of China Treasure Holding (B.V.I.) Ltd. which following the "Sun City Sale" described above, was an indirect controlling shareholder of the Company.

     Chengdu Steel was created in October of 1994 when Chengdu Iron and Steel Plant ("CISP"), a state-owned PRC company controlled by the Department of Metallurgy of the Chengdu Government, contributed its principal operating assets to Chengdu Steel with substantially all remaining assets being leased to Chengdu Steel in exchange for a 40% interest in Chengdu Steel, plus lease payments of RMB15.5 million annually or five percent (5%) of net after tax profit of Chengdu Steel, whichever is less, through March 31, 1996; at an annual rate of 6.5% based on the valuation of assets actually leased for the period from April 1, 1996 to March 31, 1997; and, at an annual rental charge to be mutually agreed by both CPS and CISP commencing April 1,1997, based on market rental rates, but not to exceed 8% based on the valuation of the assets actually leased. CPS contributed capital in the amount of $14 million and production and marketing expertise in exchange for a 60% interest in Chengdu Steel.

     As a result of the Chengdu Steel Acquisition, the Company's operating results reflect its share of the steel operations of Chengdu Steel from the effective date of the acquisition, July 1, 1995, to the end of 1995 and for all of 1996.

     The combined effect of the Sun City Sale and Chengdu Steel Acquisition is reflected in the operating results of the Company with 1995 results reflecting
(i) Sun City related results, including the Sun City Sale, as discontinued operations from January 1,1995 to December 29,1995, and (ii) the Company's 60% interest in Chengdu Steel results from July 1, 1995 to December 31, 1995. Operating results for 1996 consist of the Company's 60% interest in Chengdu Steel results for the full year.

RESULTS OF OPERATIONS - FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     As a result of the Sun City Sale, operating results discussed below have been restated in 1995 to reflect substantially all of the expenditures associated with the Sun City project as discontinued operations. Further, actual results reported during 1995 relate primarily to the operations of Chengdu Steel for the six month period from July 1,1995 to December 31, 1995. Certain pro forma information is provided to reflect the pro forma results of Chengdu Steel for the full year ended December 31, 1995 as if the various transactions relating to the formation of Chengdu Steel had taken place at the beginning of such period.

     NET SALES. Net sales during 1996 totaled $123.5 million compared to net sales of $53.1 million during 1995. The increase in net sales was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective as of July 1, 1995. On a pro forma basis, net sales of Chengdu Steel for the full year ended December 31, 1995 totaled $108.9 million. The increase in pro forma net sales was attributable to increased production capacity relating to the installation of a new blast furnace late in the second quarter of 1996, which was partially offset by temporary disruption in operations during the installation of the new blast furnace. Sales of steel products during 1996 totaled approximately 382,000 tons as compared to 364,020 tons sold during 1995.

     COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold during 1996 totaled $105.7 million (85.6% of net sales) compared to $41 million (77.2% of net sales) during 1995. The increase in cost of goods sold was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective as of July 1, 1995. On a pro forma basis, cost of goods sold for the full year ended December 31, 1995 totaled $89.2 million (81.9% of pro forma net sales). The increase in pro forma cost of goods sold was attributable to an overall increase in direct costs of 10% during 1996, for items such as coke, iron ore and transportation, as compared to 1995.

     Gross profits during 1996 totaled $17.8 million as compared to $12.1 million of gross profits reported during 1995 and pro forma gross profits during 1995 of $19.7 million. The decrease in pro forma gross profits during 1996 was attributable to the increase in direct expenses of 10% overall as compared to 1995, and a temporary disruption in operations during the installation of the new blast furnace.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") during 1996 totaled $7.8 million (6.3% of net sales) as compared to $3.8 million (7.1% of net sales) during 1995. The increase in SG&A was attributable to an increased level of corporate activities relating to operation of Chengdu Steel for the full year during 1996.

     On a pro forma basis, SG&A increased 16.4% from $6.7 million (6.1% of net sales) for the full year ended 1995. The increase in SG&A, on a pro forma basis, was attributable to increased inflation and an increase in sales volume.

     NET INTEREST INCOME (EXPENSE), NET OTHER INCOME (EXPENSE), AND INCOME FROM AN ASSOCIATED COMPANY. Because of certain differences in presentation between 1995 and 1996, the sum of these three categories can be compared more meaningfully than any single category. The total of net interest income, net other income, and the Company's share of income from an associated company, China Pacific Construction (B.V.I.) Limited ("China Pacific Construction"), in 1996 was $1,700,000, compared to a total of $1,225,300 during 1995. The 1996 figure includes the Company's $1.3 million allocable share of the income from China Pacific Construction, which has been 50% owned by the Company since December 31, 1995, and interest received on the promissory notes obtained by the Company in connection with the Sun City Sale. The 1995 total of $1,225,300 also includes the Company's allocable share of income from China Pacific Construction, which was a 51% owned subsidiary of the Company until December 31, 1995, interest receivable and gain on the assets sold in the Sun City Sale. See
Item 1, Description of Business, Property Development - Sun City, Sale of Company's Interest.

     OPERATION DIFFERENTIAL SUBSIDIES. The Company received Operation Differential Subsidies of $3.406 million in 1996 payable to the Company's subsidiary, China Pacific Steel Limited ("China Pacific Steel"), based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from Chengdu Iron and Steel Plant ("CISP") to China Pacific Steel whereby CISP guarantees after tax profits of Chengdu Steel of not less than RMB150 million (approximately $18 million ) during 1996. The Company did not receive such subsidies during 1995.

     INCOME TAXES. The Company's income tax provision for 1996 totaled $219,000 as compared to $228,000 during 1995.

     On a pro forma basis, income tax expense of Chengdu Steel totaled $219,000 during 1996, compared to $228,000 during 1995.

     As a condition of the acquisition of its interest in Chengdu Steel, the Company received from CISP a guarantee that Chengdu Steel, as a sino-foreign joint venture, would be granted a profits tax concession exempting Chengdu Steel from PRC profits tax for the first two years of profitable operations and allowing a 50% reduction in profits tax for the following three years. Such tax exemption was granted as required.

     INCOME/(LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations during 1996 totaled $0 as compared $1.7 million during 1995.

     MINORITY INTERESTS. Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during 1996 and the second half of 1995 and the 49% interest in China Treasure Construction not owned by the Company during 1996 and 1995.

     NET INCOME/(LOSS). Net income during 1996 totaled $10.1 million as compared to $6.1 million during 1995. Pro forma net income for the full year ended December 31, 1995, including results attributable to Chengdu Steel for the first six months of 1995, totaled $8.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31,1996, the Company had a working capital balance of $7.3 million and a cash balance of $7.4 million, as compared to a surplus in working capital of $12.1 million and a cash balance of $14.7 million at December 31, 1995. The change in working capital and cash balances was attributable to a combination of (i) the acquisition of various fixed assets, inventories and other expenditures to commence and support operations of a new blast furnace, and a continuous casting machine, (ii) cash flows from profitable operations, and (iii) the receipt of $11.4 million of net proceeds from the sale of common stock, convertible debentures and convertible preferred stock during 1996.

     Historically the Company's operations have been funded by a combination of periodic sales of common stock and convertible securities to fund specific expansion plans, capital contributions from the Company's ultimate shareholders, loans from shareholders and affiliates, bank loans, and deposits received from advance sales of units at Sun City. During 1995, operations relating to Sun City were funded principally by operating cash flows derived from sales at Sun City. The Chengdu Steel Acquisition was funded through the payment of $0.6 million in cash and a non-interest bearing note payable to an affiliated company controlled by the Company's principal shareholder in the amount of $14.5 million. Such note is repayable on demand and is secured by the stock of Chengdu Steel. With the disposition of Sun City and the acquisition of Chengdu Steel, management anticipates that operating cash flow will support ongoing operations at its current level.

     As a result of the Sun City Sale and the Chengdu Steel Acquisition, the financial obligations of the Company consisted primarily of the obligations of its 60% owned subsidiary, Chengdu Steel.

     At December 31,1996, the primary obligations of the Company consisted of $6.0 million which remained payable to an affiliate relative to the Chengdu Steel Acquisition as well as long-term debt in the amount of $1.2 million, including (i) $0.2 million of 10% convertible debentures that remain outstanding, and (ii) various loans from unaffiliated third parties in the amount of $1.0 million. Maturities on long-term debt total $1.2 million during 1997.

     In addition to its various borrowings, the Company and its subsidiaries are obligated under a number of leases covering its executive offices and various operating assets leased by Chengdu Steel from the PRC partner in Chengdu Steel. Pursuant to the terms of the Chengdu Steel Acquisition, CISP agreed to lease to Chengdu Steel substantially all assets relating to the operations of the Plant, other than those assets sold to Chengdu Steel, valued at approximately RMB310 million, for approximately RMB15.5 million annually or five percent (5%) of net after tax profit of Chengdu Steel, whichever is less, through March 31,1996; at an annual rate of 6.5% based on the valuation of assets actually leased for the period from April 1, 1996 to March 31, 1997; and, at an annual rental charge to be mutually agreed by both CPS and CISP commencing April 1,1997, based on market rental rates, but not to exceed 8% based on the valuation of the assets actually leased. Total minimum rentals payable by the Company during 1997 are $3.3 million.

     During 1995, the Company issued common stock, convertible debentures and convertible preferred stock raising approximately $5.6 million net of offering costs. During 1996, the Company issued common stock, convertible debentures and convertible preferred stock raising approximately $11.4 million net of offering costs. These issuance during 1995 and 1996 have reduced the percentage of the Company's outstanding stock owned by C.P. Investment (B.V.I.) Ltd. from 93% to 37.1%.

     At December 31, 1996, $200,000 of 10% convertible debentures remained outstanding and eligible for conversion into common stock. Such debentures are convertible at a price equal to the lesser of 100% of the average closing market price of the Company's common stock for the three days immediately preceding the issuance of the debentures ($4.68) or 80% of the average closing market price of the common stock for the three days preceding the conversion of the debentures. The debentures are due in November of 1997 if not previously converted. At December 31, 1996, no shares of either Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock remained outstanding. A total of 2,250 shares of Series A Preferred Stock (being all of the outstanding Series A Preferred Shares), 1,680 shares of Series B Preferred Stock (being all of the outstanding Series B Preferred Shares), 9,105 shares of Series C Preferred Stock (being all of the outstanding Series C Preferred Shares), and $600,000 of convertible debentures and $20,316 of the related accrued interest were converted during 1996 resulting in the issuance of an aggregate of approximately 4,790,956 shares of common stock (after giving effect to a 1-for-4 reverse stock split effective July 9, 1996).

     In addition, the Company issued 195,750 shares of common stock (after giving effect to the same reverse stock split), valued at $783,000, at an average price of $3.99 per share to certain third party consultants for consultancy services rendered by them in connection with the Chengdu Steel Acquisition.

     The proceeds from the sale of securities during 1995 and 1996 were used to fund the expansion and modernization of the Plant undertaken during 1996.

     Pursuant the Sun City Sale, China Pacific Construction, which is 50% owned by the Company, holds a series of 8% promissory notes in the aggregate amount of $16.2 million which are due and payable in December of 1998.

     Subsequent to December 31,1996, the Company completed the placement of $15 million of 9% convertible notes due January 15, 1999 (the "Notes"). The Notes are convertible into common stock of the Company at a conversion price equal to eighty percent (80%) of the average closing bid price of the Company's common stock over the five (5) trading-day period ending on the day prior to the date of written notice from a holder of such conversion. The conversion price shall in no event be less than $4.00 per share nor greater than $8.00 per share. No conversions shall be permitted prior to May 15, 1997. The Notes shall be convertible at the rate of 25% of the original amount of such Notes after May 15, 1997, 50% of the original amount of the Notes after September 12, 1997, 75% of the original amount of the Notes after January 10, 1998 and 100% of the original amount of the Notes after May 10, 1998. As a result of the Note placement, the Company's cash and working capital positions were improved by approximately $13.9 million from the December 31, 1996 levels.

     At December 31,1996, the Company had outstanding 550,755 warrants which had been issued to various parties in connection with consulting services and fund raising efforts. The warrants are exercisable at a price of $15.24 per share and expire in September 2000. Also, after December 31, 1996, the placement agent for the $15 million convertible note offering described above was granted a five year warrant exercisable to acquire up to 300,000 shares of common stock at $4.00 per share. The exercise of all presently outstanding warrants would provide an additional $9,593,506.20 of capital to the Company. There is no assurance, however, that any of such warrants will be exercised.

     In 1995, the Company granted common stock options under an incentive plan to purchase 125,000 shares of common stock at exercise prices ranging from $9.60 to $16.00, to be exercised according to a predetermined schedule from 1996 to 2000. No such options have been exercised in 1995 and 1996.

     Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: potential shortage and price increases in iron ore, scrap iron and other raw materials which result in curtailment of steel operations or reduced operating margins; inflationary forces and governmental responses thereto within the PRC which may result in curtailment or delays in infrastructure construction projects which utilize the Company's products which, in turn, may reduce or delay revenues of the Company; other governmental factors peculiar to operation in the PRC relating to labor cost and availability, raw material availability, access to credit and other key operational and regulatory factors which may adversely affect the demand for the Company's products and profitability; potential competition from existing steel operators within the PRC, foreign steel operators which may enter the PRC market and new competition within the PRC from operators controlled by or operating in partnership with local, regional, or national governmental agencies; dependence upon key personnel and the ability to attract and retain qualified management and operations personnel to support existing operations and future growth and modernization; the ability to access and implement modern steel manufacturing technology in order to operate efficiently and profitably; potential conflicts of interest associated with periodic loans between, sales among and transactions with affiliated shareholders; the potential issuance of substantial numbers of additional shares in connection with the conversion of outstanding convertible securities and future issuance of similar securities without shareholder approval which may result in substantial dilution to existing shareholders; and, risks associated with the receipt of substantially all of the Company's revenues in Renminbi and the ability to convert operating profits into other currencies and expatriate such profits.

INFLATION AND EXCHANGE RATES

     The Company does not believe that inflation has had a material impact on the results of its operations. However, high levels of inflation and exchange rate fluctuations have characterized the PRC economy in recent years. Because the operations of Chengdu Steel are conducted exclusively within the PRC, management believes that any price fluctuations attributable to inflation or changes in exchange rates can be passed through to its customers. There can be no assurance, however, that continued inflation and exchange rate fluctuations will not adversely impact the Company in the future. In particular, as the Company's revenues are primarily received in Renminbi, the Company's ability to pay dividends and make other payments denominated in other currencies may be adversely impacted by exchange rate fluctuations.

TEM 7. FINANCIAL STATEMENTS

                              CHINA PACIFIC, INC.

                       INDEX  TO  FINANCIAL  STATEMENTS

                                                                          PAGE
                                                                          ____

Report of Independent Public Accountants.................................  F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995.............  F-2

Consolidated Statements of Operations for the years ended
   December 31, 1996, 1995 and 1994......................................  F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994......................................  F-6

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 1996, 1995 and 1994..........................  F-8

Notes to Consolidated Financial Statements...............................  F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Change in accountants as required to be disclosed herein was previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1995 and in a Form 8-K dated February 1, 1995 filed with the SEC.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(A)   EXHIBITS

Exhibit
Number                        Description of Exhibit
_______                       ______________________

2.1 Acquisition Agreement dated October 30,1995 between China Treasure Capital Limited and China Pacific Ltd. (1)
3.1   Articles of Incorporation, as amended to date (2)
3.2   Bylaws, as amended to date (3)
4.1   Certificate of Designation for Series A Convertible Preferred Shares (4)
4.2   Certificate of Designation for Series B Convertible Preferred Shares (4)
4.3   Certificate of Designation for Series C Convertible Preferred Shares (4)
4.4   Form of 10% Convertible Debentures (4)
4.5   Form of Warrant dated January 15, 1997 (7)
10.1 Joint Venture Agreement dated October 25, 1994 between Chengdu Iron and Steel Plant and Team Steel, Inc. re: formation of Chengdu Chengkang Iron and Steel Corporation (1)
10.2 Cancellation Agreement dated October 15, 1995 between China Pacific, Inc. and Team International Holdings, Inc. (1)
10.3 Leasing Agreement for fixed assets between Chengdu Iron and Steel Plant and Team Steel, Inc. (1)
10.4  Letters of Guarantee from Chengdu Iron and Steel Plant (1)
10.5 Summary of Agreement dated December 29, 1995 between China Treasure Construction (B.V.I.) Limited, Open View Properties Limited and Hui Yang The People Prefecture Investment Ltd. re: sale of China Treasure Property Consultant, China Treasure Property Management and China Treasure Enterprise Ltd. (S)
10.6 Memorandum dated December 29,1995 between China Treasure Construction (B.V.I.) Limited and Open View Properties Ltd. re: service fee (5)
10.7 Loan Agreement dated December 29, 1995 between China Treasure Construction (B.V.I.) Limited and Open View Properties Ltd. re: assumption of HK$93,347,466 of indebtedness of subsidiaries by Open View Properties Limited (5)
10.8 Agreement dated December 29, 1995 between Huiyang The People Prefecture Investment Limited, China Treasure Enterprise limited, China Treasure Construction (B.V.I.) Limited and Open View Properties Limited re: assumption of HK$93,347,466 of indebtedness by Huiyang The People Prefecture Investment Limited (5)
10.9 Share Mortgage dated December 29,1995 between Hui Yan The People Prefecture Investment Limited and China Treasure Construction (B.V.I.) Limited re: pledge of collateral to secure obligations owed to China Treasure Construction (B.V.I.) Limited (5)
10.10 Share Mortgage dated December 29, 1995 between Hui Yan The People Prefecture Investment Limited and China Treasure, Inc. re: pledge of collateral to secure obligations owed to China Treasure, Inc. (5)
10.11 Deed of Guarantee dated December 29,1995 from Hui Yan The People Prefecture Investment Limited to China Treasure Construction (B.V.I.) Limited guaranteeing payment of service fee (5)
10.12 Form of 9% Convertible Note (7)
16.1 Letter from H.J. Swart & Co., P.A. relating to change of independent accountants (6)
21.1  Subsidiaries of Registrant
27.1  Financial Data Schedules
_____________________________________________________________________________
++   Compensatory plan or management agreement.

(1) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K dated October 30,1995.
(2) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K dated January 25, 1996; and Registration Statement on Form 8-A declared effective June 15, 1995.
(3) Incorporated by reference to the respective exhibits filed with the Company's Registration Statement on Form 8-A declared effective June 15, 1995.
(4) Incorporated by reference to the respective exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(5) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K dated December 29,1995.
(6) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K dated February 1, 1995
(7) Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8-K dated January 15, 1997.


(B)   REPORTS ON FORM 8-K

None

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHINA PACIFIC, INC.


                                           By:  /s/ MAK SHIU TONG, CLEMENT
                                              -------------------------------
                                              Mak Shiu Tong, Clement
                                              President

DATED: APRIL 14, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                                         Date
---------                               -----                                         ----

/s/ MAK SHIU TONG, CLEMENT           President, Chief Executive Officer          April 14, 1997
------------------------------       and Chairman of the Board of Directors
Mak Shiu Tong, Clement               (Principal Executive Officer)

/s/ CHENG YUK CHING
------------------------------       Vice President, Secretary and Director      April 14, 1997
Cheng Yuk Ching

/s/ TONG LONG TIN, THOMAS            Chief Financial Officer and Director        April 14, 1997
------------------------------       (Principal Financial and Accounting
Tong Long Tin, Thomas                Officer)

/s/ TAN JIAN SHENG
------------------------------       Director                                    April 14, 1997
Tan Jian Sheng

/s/ ZHANG GUO LIANG
------------------------------       Director                                    April 14, 1997
Zhang Guo Liang

/s/ KWAN PAK HOO
------------------------------       Director                                    April 14, 1997
Kwan Pak Hoo

/s/ ZHANG XIN MIN
------------------------------       Director                                    April 14, 1997
Zhang Xin Min


                               FINANCIAL STATEMENTS

                               CHINA PACIFIC, INC.
                               ==================


                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1995 AND 1996 AND
                FOR YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                ------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of China Pacific, Inc.:

We have audited the accompanying consolidated balance sheets of China Pacific, Inc. (a company incorporated in the United States of America; "the Company") and Subsidiaries ("the Group") as of December 31, 1995 and 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pacific, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles in the United States of America.

As further discussed in Note 21 to the accompanying financial statements, a brokerage firm filed a civil action against the Company in a United States District Court to seek monetary damages and expenses in excess of US$5 million (equivalent to approximately Rmb41,450,000 and/or an order compelling the Company to issue warrants to subscribe 1,141,000 share of common stock (after considering the one-for-four reverse stock split). Although the Company believes this claim is without merit and ground, as at the date of this report, the Company is unable to predict the outcome of this dispute with reasonable certainty. No provision has been recorded in the accompanying financial statements in connection with the aforesaid claims.



ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong


Hong Kong,
April 12, 1997.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996


                                                   1995             1996
                                                  _______     _________________

                                                  Rmb'000     Rmb'000   US$'000
ASSETS

Current assets:
  Cash                                            122,221      61,293     7,394
  Accounts receivable, net                        142,704     112,003    13,511
  Due from related companies                         -          2,031       245
  Due from CISP, current portion                     -         13,000     1,568
  Prepayments, deposits and other current assets   30,474      48,269     5,822
  Inventories, net                                272,238     316,919    38,229
                                                  _______   _________   _______

      Total current assets                        567,637     553,515    66,769

Due from CISP, long-term portion                     -         38,191     4,607
Investment in an associated company                50,008      58,988     7,116
Investments and note receivable                    31,697      30,790     3,714
Deferred value added tax recoverable               41,181      35,054     4,228
Property, plant and equipment, net                 90,749     214,220    25,841
Goodwill, net                                      17,504      17,064     2,058
                                                  _______   _________   _______

      Total assets                                798,776     947,822   114,333
                                                  =======   =========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                           103,835      49,716     5,997
  Long-term debt, current portion                  31,472      10,603     1,279
  Accounts payable                                149,369     164,159    19,802
  Deposits from customers                          93,719     132,792    16,019
  Other payables                                   13,602        -         -
  Accrued liabilities                              59,609     103,884    12,531
  Value added tax payable                          15,790      22,452     2,708
  Due to related companies                           -          9,363     1,130
                                                  _______   _________   _______

      Total current liabilities                   467,396     492,969    59,466

Long-term debt                                     91,339        -         -
                                                  _______   _________   _______

      Total liabilities                           558,735     492,969    59,466
                                                  _______   _________   _______

Minority interests                                107,716     147,455    17,787
                                                  _______   _________   _______

Shareholders' equity:
  Preferred stock, par value US$0.001; authorized
   10,000,000 shares
  Series A convertible - outstanding 2,250
   shares (total par value Rmb17) in 1995, nil
   in 1996                                           -           -         -
  Series B convertible and redeemable -
   outstanding 650 shares (total par value
   Rmb5) in 1995, nil in 1996                        -           -         -
  Series C convertible and redeemable -
   outstanding nil in 1995 and 1996                  -           -         -
  Common stock, par value US$0.001; authorized
   25,000,000 shares; outstanding 4,165,428
   shares in 1995 and 8,956,384 shares in 1996        139          74         9
  Treasury stock, nil in 1995 and 27,500 shares
   in 1996                                           -         (1,420)     (171)
  Additional paid-in capital                       95,632     189,423    22,849
  Dedicated capital                                 7,804      23,245     2,804
  Retained earnings                                23,894      92,235    11,126
  Cumulative translation adjustments                4,856       3,841       463
                                                  _______   _________   _______

      Total shareholders' equity                  132,325     307,398    37,080
                                                  _______   _________   _______

      Total liabilities, minority interests and
       shareholders' equity                       798,776     947,822   114,333
                                                  =======   =========   =======


   The accompanying notes are an integral part of these financial statements.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                        AS OF DECEMBER 31, 1995 AND 1996



____________________________
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1996 of US$1.00=Rmb8.29. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                            1994          1995               1996
                                                          _________     _________       _____________________
                                                           Rmb'000       Rmb'000         Rmb'000      US$'000
Net sales                                                     -          442,088       1,023,846      123,504
Cost of goods sold                                            -         (341,289)       (876,162)    (105,689)
                                                         _________     _________       _________    _________
Gross profit                                                  -          100,799         147,684       17,815

Selling, general and administrative expenses                (2,129)      (31,223)        (64,679)      (7,802)
Interest income                                                216            34           3,634          438
Interest expense                                              (141)       (1,423)           (818)         (99)
Other income, net                                             -           11,547             257           31
Operation differential subsidies                              -             -             28,236        3,406
Share of income of an associated company                      -             -             11,023        1,330
                                                         _________     _________       _________    _________

      Income (Loss) from
        continuing operations
        before income taxes                                 (2,054)       79,734         125,337       15,119

Provision for income taxes                                    -           (1,897)         (1,816)        (219)
                                                         _________     _________       _________    _________

Income (Loss) from continuing operations                    (2,054)       77,837         123,521       14,900

Discontinued operations:
  Income (Loss) from operations of
  the discontinued Sun City
  Subsidiaries (less Nil amount of
  applicable income taxes)                                 (13,336)       13,760             -           -
                                                         _________     _________       _________    _________

      Income (Loss) before
        minority interests                                 (15,390)       91,597         123,521       14,900

Minority interests                                           6,539       (41,115)        (39,739)      (4,794)
                                                         _________     _________       _________    _________

Net income (loss)                                           (8,851)       50,482          83,782       10,106
                                                         =========     =========       =========    =========
Primary earnings per common share:
  Income (Loss) from continuing
    operations                                            Rmb(0.35)    Rmb 11.45        Rmb 9.78     US$ 1.18
Income (Loss) from discontinued
    operations                                               (2.13)         1.85            -            -
                                                         _________     _________       _________    _________

      Net income (loss)                                  Rmb (2.48)    Rmb 13.30        Rmb 9.78     US$ 1.18
                                                         =========     =========       =========    =========
Weighted average number of shares
  outstanding used in primary
  calculation                                            3,571,429     3,796,296       8,569,459    8,569,459
                                                         =========     =========       =========    =========
Fully dilutive earnings per common share:
  Income (Loss) from continuing operations               Rmb (0.35)    Rmb 11.43        Rmb 9.29     US$ 1.12
Income (Loss) from discontinued operations                   (2.13)         1.85            -            -
                                                         _________     _________       _________    _________

      Net income (loss)                                  Rmb (2.48)    Rmb 13.28        Rmb 9.29     US$ 1.12
                                                         =========     =========       =========    =========
Weighted average number of shares
  outstanding used in fully dilutive
  calculation                                            3,571,429     3,802,316       9,023,271    9,023,271
                                                         =========     =========       =========    =========

   The accompanying notes are an integral part of these financial statements.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

____________________________
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1996 of US$1.00=Rmb8.29. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996




                                                            1994          1995               1996
                                                          _________     _________       _____________________
                                                           Rmb'000       Rmb'000         Rmb'000      US$'000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           (8,851)        50,482         83,782       10,106
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities -
  Share of income of an associated
    company                                                   -              -            (9,204)      (1,110)
  Depreciation of property, plant
    and equipment                                            1,589          5,491         11,275        1,360
  Net loss on disposals of property,
    plant and equipment                                         57            591            240           29
  Amortization of goodwill                                    -               225            440           53
  Minority interests                                        (6,539)        41,115         39,739        4,794
(Increase) Decrease in operating
  assets -
  Accounts receivable, net                                    -           (69,251)        30,701        3,703
  Deposits receivable                                      (11,281)        14,817           -            -
  Prepayments, deposits and other
    current assets                                            (233)        (5,974)       (17,795)      (2,147)
  Inventories, net                                            -          (108,685)       (44,681)      (5,390)
  Deferred value added tax
    recoverable                                               -              -             6,127          739
Increase (Decrease) in operating
  liabilities -
  Accounts payable                                            -           149,369         13,287        1,603
  Deposits from customers                                     -            93,719         39,073        4,713
  Accrued liabilities                                       34,051        (15,583)        44,275        5,341
  Value added tax payable                                     -            15,790          6,662          804
                                                          ________       ________       ________     ________
      Net cash provided by
        operating activities                                 8,793        172,106        203,921       24,598
                                                          ________       ________       ________     ________
Cash flows from investing activities:
  Proceeds from disposal of subsidiary                        -                83           -            -
  Proceeds from disposals of
    property, plant and equipment                            1,905           -               804           97
  Proceeds from disposals of
    investments and note receivable                           -              -               907          109
  Acquisition of subsidiary                                   -             2,055           -            -
  Acquisition of investments                                  -            (5,250)          -            -
  Acquisition of property, plant and
    equipment                                               (3,170)       (15,158)      (133,071)     (16,052)
  Acquisition of development
    properties, net                                        (75,873)      (122,304)          -            -
  Effect of cumulative translation
    adjustments                                             (2,013)         4,858           (791)         (95)
                                                          ________       ________       ________     ________
      Net cash used in investing
        activities                                         (79,151)      (135,716)      (132,151)     (15,941)
                                                          ________       ________       ________     ________

                                                               (To be continued)

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996




                                                            1994          1995               1996
                                                          _________     _________       _____________________
                                                           Rmb'000       Rmb'000         Rmb'000      US$'000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in short-term
    borrowings                                              57,413         77,313        (54,119)      (6,528)
  Decrease in obligations under
    finance leases                                            (749)           (50)        (1,216)        (147)
  Decrease in long-term debt                                  -           (64,601)      (112,208)     (13,535)
  Loan from an intermediate holding
    company                                                  8,120        (73,311)          -            -
  Loan from ultimate holding
    company                                                  6,822        103,378           -            -
  Due from CISP                                               -              -           (51,191)      (6,174)
  Due from related companies                                  (716)          -            (2,031)        (245)
  Due to related companies                                      50         (7,072)         9,363        1,130
  Other payables                                              -              -           (13,602)      (1,641)
  Proceeds from issuance of
    convertible debentures                                    -             6,655           -            -
  Proceeds from issuance of
    common and preferred stock                                -            40,948         93,726       11,305
  Acquisition of treasury stock                               -              -            (1,420)        (171)
                                                          ________       ________       ________     ________

      Net cash provided by
        financing activities                                70,940         84,708       (132,698)     (16,006)
                                                          ________       ________       ________     ________

Net increase (decrease) in cash                                582        121,098        (60,928)      (7,349)

Cash, as of beginning of year                                  541          1,123        122,221       14,743
                                                          ________       ________       ________     ________

Cash, as of end of year                                      1,123        122,221         61,293        7,394
                                                          ========       ========       ========     ========





   The accompanying notes are an integral part of these financial statements.


____________________________
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers, and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1996 of US$1.00=Rmb8.29. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                    Series B               Series C
                                              Series A           convertible and        convertible and
                                            convertible             redeemable             redeemable
                                           preferred stock        preferred stock        preferred stock           Common stock
                                        ____________________    ___________________   _____________________     ___________________
                                        Number of               Number of             Number of                 Number of
                                          shares     Amount       shares    Amount       shares     Amount        shares*   Amount
                                        _________  _________    _________  ________   __________  _________    _________  _________
                                                      Rmb                     Rmb                    Rmb                   Rmb'000

Balance as of January 1, 1994               -          -             -         -           -          -        3,571,429        119

Net loss                                    -          -             -         -           -          -            -           -

Translation adjustments                     -          -             -         -           -          -            -           -
                                        _________  _________    _________  ________   __________  _________    _________  _________
Balance as of December 31, 1994             -          -             -         -           -          -        3,571,429        119

Net income                                  -          -             -         -           -          -            -           -

Sale of common stock                        -          -             -         -           -          -           38,750          1

Sale of preferred stock                    5,905         45           650         5        -          -            -           -

Costs of common stock and
  preferred stock sales                     -          -             -         -           -          -            -           -

Conversion of preferred stock
  into common stock                       (3,655)       (28)         -         -           -          -          555,249         19

Transfer to dedicated capital               -          -             -         -           -          -            -           -

Translation adjustments                     -          -             -         -           -          -            -           -
                                        _________  _________    _________  ________   __________  _________    _________  _________
Balance as of December 31, 1995            2,250         17           650         5        -          -        4,165,428        139

Net income                                  -          -             -         -           -          -            -           -

Sale of common stock                        -          -             -         -           -          -          795,641         27

Sale of preferred stock                     -          -            1,030         9       9,105         76         -           -

Costs of common stock and
  preferred stock sales                     -          -             -         -           -          -            -           -
Conversion of preferred
  stock into common stock                 (2,250)       (17)       (1,680)      (14)     (9,105)       (76)    3,833,286        124

Conversion of convertible
   debenture into common stock              -          -             -         -           -          -          162,029          5

Treasury stock                              -          -             -         -           -          -            -           -

Reverse stock split                         -          -             -         -           -          -            -           (221)

Transfer to dedicated capital               -          -             -         -           -          -            -           -

Translation adjustments                     -          -             -         -           -          -            -           -
                                        _________  _________    _________  ________   __________  _________    _________  _________
Balance as of December 31, 1996             -          -             -         -           -          -        8,956,384         74
                                        =========  =========    =========  ========   ==========  =========    =========  =========


*  Adjusted for the one-for-four reverse stock split.


                                                  Treasury stock                                                       Retained
                                              _____________________    Additional                       earnings      Cumulative
                                              Number of                  paid-in       Dedicated     (Accumulated    translation
                                               shares*      Amount       capital        capital         deficit)     adjustments
                                              _________   _________   ___________   _____________   _____________   _____________
                                                           Rmb'000       Rmb'000        Rmb'000         Rmb'000        Rmb'000


Balance as of January 1, 1994                     -           -           54,709           -             (9,933)        (1,356)

Net loss                                          -           -             -              -             (8,851)          -

Translation adjustments                           -           -             -              -               -            (1,032)
                                              _________   _________   ___________   _____________   _____________   _____________

Balance as of December 31, 1994                   -           -           54,709           -            (18,784)        (2,388)

Net income                                        -           -             -              -             50,482           -

Sale of common stock                              -           -            3,602           -               -              -

Sale of preferred stock                           -           -           54,534           -               -              -

Costs of common stock and
  preferred stock sales                           -           -          (17,213)          -               -              -

Conversion of preferred
  stock into common stock                         -           -             -              -               -              -

Transfer to dedicated capital                     -           -             -             7,804          (7,804)          -

Translation adjustments                           -           -             -              -               -             7,244
                                              _________   _________   ___________   _____________   _____________   _____________

Balance as of December 31, 1995                   -           -           95,632          7,804          23,894          4,856

Net income                                        -           -             -              -             83,782           -

Sale of common stock                              -           -           17,429           -               -              -

Sale of preferred stock                           -           -           83,977           -               -              -
Costs of common stock and
  preferred stock sales                           -           -          (12,874)          -               -              -

Conversion of preferred stock
  into common stock                               -           -             (124)          -               -              -

Conversion of convertible debenture
   into common stock                              -           -            5,162           -               -              -

Treasury stock                                 (27,500)     (1,420)         -              -               -              -

Reverse stock split                               -           -              221           -               -              -

Transfer to dedicated capital                     -           -             -            15,441         (15,441)          -

Translation adjustments                           -           -             -              -               -            (1,015)
                                              _________   _________   ___________   _____________   _____________   _____________

Balance as of December 31, 1996                (27,500)     (1,420)      189,423         23,245          92,235          3,841
                                              =========   =========   ===========   =============   =============   =============


*  Adjusted for the one-for-four reverse stock split.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

China Pacific, Inc. ("the Company") was incorporated in the State of Nevada, United States of America on February 4, 1986 under the name of McMann Investments, Inc. It changed its name from McMann Investments, Inc. to Bulls on the Run Productions Corporation with effect from 1988, from Bulls on the Run Productions Corporation to China Treasure, Inc. with effect from May 18, 1994, and from China Treasure, Inc. to China Pacific, Inc., the present one, with effect from December 11, 1995.

CONTROLLING SHAREHOLDERS

As of December 31, 1996, 3,271,429 shares of common stock of the Company were owned by C. P. Investment (B.V.I.) Limited ("CPI"; a company incorporated in the British Virgin Islands). CPI is wholly owned by China Pacific Investment Holdings Limited ("CPIH"; a company incorporated in the British Virgin Islands), which is owned as to 51% by Kiu Yin Investment Co., Ltd. (a company controlled by a discretionary trust established for the benefit of the family of Clement Mak, the Company's chairman and president), and 49% by Guangdong Construction (B.V.I.) Company Limited (a company incorporated in the British Virgin Islands) which is wholly owned by the Guangdong Branch of The China Construction Bank.

ACQUISITION OF SUBSIDIARIES - CPCT AND ITS SUBSIDIARIES

On May 18, 1994, the Company acquired from CPI 51% equity interest in China Pacific Construction (B.V.I.) Limited ("CPCT"; a company incorporated in the British Virgin Islands) by issuing to CPI 3,321,429 shares of common stock of the Company (after adjusting for a one-for-four reverse stock split, see Note
17). CPCT and its subsidiaries are engaged in the development of residential and commercial properties in Sun City, Huiyang County, Guangdong Province, the People's Republic of China ("the PRC").

ACQUISITION OF SUBSIDIARIES - CPS AND CCIS

Under an agreement dated October 30, 1995, the Company acquired from China Pacific Capital Limited ("CPC"), a company owned by Kiu Yin Investment Co. Ltd., a 100% interest in China Pacific Steel, Limited. ("CPS"; a company incorporated in the British Virgin Islands and formerly known as Team Steel, Inc.) for a consideration of approximately Rmb125.5 million, including Rmb5.0 million in cash and Rmb120.5 million in the form of a non-interest bearing demand promissory note secured by the stock of CPS.

CPS entered into a joint venture agreement dated October 25, 1994 and subsequent supplemental agreements with Chengdu Iron and Steel Plant ("CISP"; a state-owned enterprise established in the People's Republic of China directly under the Department of Metallurgy of Chengdu Government) to establish a Sino-foreign equity joint venture in the PRC - Chengdu Chengkang Iron and Steel Limited ("CCIS") for a period of 50 years from 1994 to 2044. The principal activities of CCIS are the manufacturing of iron, steel wires, reinforced steel bars, and related iron and steel products, which were previously undertaken by CISP. CCIS's manufacturing plant is located in Chengdu, Sichuan Province, the PRC. It primarily sells to customers in the PRC.

Pursuant to the aforesaid agreements, CPS was required to contribute into CCIS cash of approximately Rmb120 million as its capital contribution for a 60% equity interest in CCIS, while CISP was required to contribute into CCIS part of its production plant, including buildings, machinery and equipment, with a valuation of Rmb80 million as its capital contribution for a 40% equity interest in CCIS. The aforesaid capital injections were completed before December 31, 1995.

In connection with the establishment of CCIS, CISP delivered a guarantee to CPS that the net income after tax of CCIS as determined under generally accepted accounting principles in the United States of America would not be less than Rmb100 million in 1995 and Rmb150 million in 1996. In 1996, the net income of CCIS as determined under generally accepted accounting principles in the United States of America amounted to approximately Rmb102,940,000. Accordingly,the Company will recover from CISP an amount of approximately Rmb28,236,000, representing its 60% share of the shortfall.

Pursuant to the aforesaid agreements, CISP agreed to lease to CCIS certain buildings, machinery and equipment with an estimated valuation of approximately Rmb360 million at an annual rate of 5% per annum based on the valuation of assets actually leased or the net income of CCIS, whichever is lower, during the period from October 25, 1994 to March 31, 1996; at an annual rate of 6.5% based on the valuation of assets actually leased during the period from April 1, 1996 to March 31, 1997; and at an annual rental charge to be mutually agreed by CPS and CISP starting from April 1, 1997, which will be based on market rental and will not exceed 8% based on the valuation of assets actually leased. In addition, in connection with the transfer of operations, CCIS acquired certain operating assets of CISP, including trade receivables and inventories, and assumed certain operating liabilities of CISP outstanding as of July 1, 1995. CCIS has been given an option to transfer the operating assets back to CISP if the assets are not realised in cash by April 30, 1997.

In addition, CPS has been given an option to participate in CCIS's future business expansion plan in the form of additional capital or loan injections.

The other key provisions of the joint venture agreement and subsequent supplemental agreements include:

     - the profit and loss sharing ratio is the same as the percentage of equity interest.

     - the Board of Directors of CCIS consists of ten members, with six designated by CPS and four designated by CISP.

DISPOSAL OF SUBSIDIARIES - THE SUN CITY SUBSIDIARIES

On December 29, 1995, CPCT, then a 51% owned subsidiary of the Company, entered into an agreement with Open View Properties Limited ("OVP") to sell to OVP its entire equity interests in and advances to three wholly-owned subsidiaries, namely, China Treasure Property Management Company, China Treasure Property Consultant Company Limited and China Treasure Enterprise Limited (collectively referred to as "the Sun City Subsidiaries"). As consideration, OVP delivered to CPCT a three-year 8% promissory note due on December 28, 1998 in the amount of Rmb100.1 million. OVP is controlled by The People's Government of Huiyang City which, until completion of this disposal, had an indirect minority interest in the Company. The Sun City Subsidiaries are engaged in the development of residential and commercial properties in Sun City, Huiyang County, Guangdong Province, the PRC ("Sun City").

In connection with the disposal of the Sun City Subsidiaries, the Company was granted a five-year option expiring in December 2000 to develop and market 3 million square meters of land surrounding Sun City at a price of Rmb100 per square meter, and another five-year option expiring in December 2000 to repurchase the Company's interest in the Sun City Subsidiaries for Rmb33.3 million plus any amounts injected into the Sun City Subsidiaries by OVP, and a 10% premium per annum on all such amounts. CPCT has deferred recognition of the gain on disposal of the Sun City Subsidiaries of approximately Rmb6,135,000 (net of minority interests) until the repurchase option expires.

The operating results of the Sun City Subsidiaries have been accounted for as discontinued operations for the years ended December 31, 1994 and 1995. Revenue of the Sun City Subsidiaries for the years ended December 31, 1994 and 1995 were approximately Nil and Rmb82,485,000, respectively.

Following the disposal of the Sun City Subsidiaries, on December 29, 1995, the Group's interest in CPCT was diluted from 51% (a subsidiary) to 50% (an associated company).

2.   SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1996 were as follows:


                                          Place of          Percentage of equity
             Name                      incorporation             interest held
----------------------------------   --------------------   --------------------

China Pacific Corporation Limited      Hong Kong                     100%

China Pacific Steel, Limited           The British Virgin
                                         Islands                     100%

Chengdu Chengkang Iron and Steel       The People's
  Limited (PRC)                          Republic of China            60%

Chengdu Chengkang Iron & Steel         The British Virgin
  Limited (BVI)                          Islands                      60%



3.   BASIS OF PRESENTATION

The acquisition of CPCT in 1994 was treated as a recapitalization of CPCT with CPCT as the acquirer (reverse acquisition). On this basis, the historical consolidated financial statements of the Company prior to May 18, 1994 are those of CPCT and the historical shareholders' equity amounts of CPCT as of December 31, 1993 have been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for that acquisition.

The acquisition of CPS and CCIS in 1995 has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition, and the operations of CPS and CCIS are included in the consolidated financial statements of the Company from the date of acquisition.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation. The Company's investments in associated companies owned 20% to 50% are accounted for using the equity method.

b.   GOODWILL

     Goodwill, being the excess of cost over fair value of the net assets of CPS and CCIS acquired, is amortized on a straight-line basis over forty years. The amortization recorded for 1994, 1995 and 1996 was approximately Nil, Rmb225,000 and Rmb440,000, respectively. Accumulated amortization as of December 31, 1995 and 1996 was approximately Rmb225,000 and Rmb665,000, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for CPS/CCIS having a material goodwill balance.

     Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1995 and 1996.

c.   INVENTORIES

     Inventories are stated at the lower of cost, on a first-in first-out basis, and market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

d.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation for financial reporting purpose is provided using the straight-line method over the estimated useful lives of the assets after taking into account the estimated residual value. The estimated useful lives are as follows: buildings - 12 to 30 years, machinery and equipment - 5 to 12 years, motor vehicles - 5 years, and furniture and office equipment - 5 years. Gains or losses on disposals are reflected in current operations. All ordinary repair and maintenance costs are expensed as incurred.

     Construction-in-progress represents buildings, machinery and equipment under construction. This includes the costs of construction and interest charges arising from borrowings used to finance these assets during the period of construction. Interest capitalized for 1994, 1995 and 1996 was Rmb6,672,000, Rmb7,845,000 and Nil, respectively.

e.   SALES

     Sales represent the invoiced value of goods (excluding valued added tax) supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

     All of the Group's sales are made in the PRC and are subject to PRC valueadded tax at a rate of 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Group on purchases ("input VAT").

f.   INCOME TAXES

     Income tax is provided under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

g.   OPERATING LEASES

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on a straight-line basis over the period of the relevant leases.

h.   FOREIGN CURRENCY TRANSLATION

     The Company considers Renminbi ("Rmb") as its functional currency as most of the Group's business activities are based in Renminbi.

     The translation of the financial statements of group companies into Renminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period.
     Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. The net gains from foreign currency transactions included in the results of operations in 1994, 1995 and 1996 were approximately Rmb233,000, Rmb275,000 and Rmb2,000, respectively.

i.   EARNINGS (LOSS) PER COMMON SHARE

     The computation of primary earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding and common stock equivalents arising from conversion of convertible preferred stock, and exercise of warrants and options based on the average market price of common stock during the year. Earnings (Loss) per common share assuming full dilution is determined by dividing net income plus convertible debenture interest (net of tax) by the weighted average number of shares of common stock outstanding and common stock equivalents arising from conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the market price of common stock as of the balance sheet date.

j.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


5.   ACCOUNTS RECEIVABLE

Accounts receivable comprised:

                                                     1995           1996
                                                  ---------- -------------------
                                                    Rmb'000   Rmb'000    US$'000

Trade receivables                                   143,952   119,448   14,409
Less: Allowance for doubtful accounts                (1,248)   (7,445)    (898)
                                                    --------  --------  --------
                                                    142,704   112,003   13,511
                                                    ========  ========  ========

6.   DUE FROM CISP

Due from CISP comprised:

                                                     1995           1996
                                                  ---------- -------------------
                                                    Rmb'000   Rmb'000    US$'000

Current portion                                          -     13,000     1,568
Long-term portion                                        -     38,191     4,607
                                                    --------  --------  --------
                                                         -     51,191     6,175
                                                    ========  ========  ========

The amount due from CISP is unsecured and non-interest bearing. The directors expected that majority of the amount due from CISP will be settled by CISP through transfer of plant and machinery to CCIS.

7.   PREPAYMENTS, DEPOSITS AND OTHER CURRENT ASSETS

Prepayments, deposits and other current assets comprised:


                                                     1995           1996
                                                  ---------- -------------------
                                                    Rmb'000   Rmb'000    US$'000

Deposits for purchases of raw materials              19,970    22,743     2,743
Deposits for construction in progress                 1,499    12,827     1,547
Prepaid insurance and utilities                       8,905     5,532       667
Advances to employees                                    -      1,374       166
Due from companies related to OVP (see Note 1)          100     5,793       699
                                                    --------  --------  --------
                                                     30,474    48,269     5,822
                                                    ========  ========  ========

8.   INVENTORIES

Inventories comprised:
                                                     1995           1996
                                                  ---------- ------------------
                                                    Rmb'000   Rmb'000   US$'000

Raw materials                                       220,208   246,172    29,695
Work-in-process                                      51,789    69,985     8,442
Finished goods                                        8,178     8,699     1,049
                                                    --------  --------  --------
                                                    280,175   324,856    39,186


Less: Allowance for obsolete and                     (7,937)   (7,937)     (957)
         slow-moving items                          --------  --------  --------
                                                    272,238   316,919    38,229
                                                    ========  ========  ========

9.   INVESTMENT IN AN ASSOCIATED COMPANY

As of December 31, 1995 and 1996, the Company had a 50% equity interest in China Pacific Construction (B.V.I.) Limited ("CPCT"; a company incorporated in the British Virgin Islands). The major asset of CPCT is a three-year 8% promissory note due on December 28, 1998 in the amount of Rmb100.1 million issued by OVP in connection with the disposal of the Sun City Subsidiaries (see Note 1). In 1995 and 1996, the major income of CPCT was consultancy fees of approximately Rmb11,472,000 and Rmb11,466,000, respectively received from OVP following the disposal of the Sun City Subsidiaries, and interest income of Nil and approximately Rmb10,927,000, respectively accrued from the aforementioned promissory note.

10.  INVESTMENTS AND NOTE RECEIVABLE

Investments and note receivable comprised:
                                                     1995           1996
                                                  ---------- ------------------
                                                    Rmb'000   Rmb'000   US$'000

PRC Government debentures                             6,348     5,546      669
Note receivable                                      25,349    25,244    3,045
                                                    --------  --------  --------
                                                     31,697    30,790    3,714
                                                    ========  ========  ========

The PRC Government debentures are issued by the Power Bureau of Qingbaijiang District, Chengdu, Sichuan Province, the PRC and Chengdu Ministry of Finance. The debentures are non-interest bearing and will mature from 1998 to 2002.

The note receivable from China Treasure Enterprises Ltd., a subsidiary of OVP (see Note 1), bears interest at 8% per annum and is collateralized by the common stock of OVP and a corporate guarantee given by a company controlled by The People's Government of Huiyang City, which had an indirect minority interest in the Company.



     11.  DEFERRED VALUE ADDED TAX RECOVERABLE

Deferred value added tax ("VAT") recoverable arose from a change in the PRC tax regulations effected January 1, 1994. Pursuant to a directive issued by the PRC State Tax Bureau, the amount of deferred VAT recoverable outstanding at January 1, 1995 can be uitilised to offset net VAT payable over a period of five years with the exact amount of annual utilization varying from 15% and 20% of the balance outstanding at January 1, 1995 as determined by individual local tax bureaus. The amount utilized in 1995 and 1996 was approximately Rmb6,864,000 and Rmb6,127,000, respectively.

12.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised:

                                                     1995           1996
                                                  ---------- ------------------
                                                    Rmb'000   Rmb'000   US$'000

Buildings                                            40,724    146,758   17,703
Machinery and equipment                              39,251     39,455    4,759
Motor vehicles                                        1,872      4,227      510
Furniture and office equipment                          840      1,182      143
                                                    --------  --------  --------
                                                     82,687    191,622   23,115
Less: Accumulated depreciation                       (4,309)   (15,166)  (1,829)
                                                    --------  --------  --------
                                                     78,378    176,456   21,286
Construction-in-progress:
Machinery and equipment                              12,371     37,764    4,555
                                                    --------  --------  --------
                                                     90,749    214,220   25,841
                                                    ========  ========  ========

As of December 31, 1995 and 1996, certain motor vehicles and office equipment with a net book value of approximately Rmb1,381,000 and Rmb2,700,000, respectively, were held under capital leases. The total amount of obligations under these capital leases as of December 31, 1995 and 1996 was approximately Rmb982,000 and Rmb2,485,000, respectively, which was included in accounts payable in the consolidated balance sheets.

13.  SHORT-TERM BORROWINGS

Short-term borrowings comprised:

                                                     1995           1996
                                                  ---------- ------------------
                                                    Rmb'000   Rmb'000   US$'000

Short-term loans                                      4,001       -         -
Demand promissory note                               99,834    49,716     5,997
                                                    --------  --------  --------
                                                    103,835    49,716     5,997
                                                    ========  ========  ========

The demand promissory note was issued to CPC for the acquisition of CPS (see
Note 1),  is non-interest bearing and is secured by the stock of CPS.

14.  OTHER PAYABLES

Other payables represented amounts due to companies related to OVP (see Note 1).

15.  ACCRUED LIABILITIES

Accrued liabilities comprised:

                                                     1995           1996
                                                  ---------- ------------------
                                                    Rmb'000   Rmb'000   US$'000

Accruals for operating expenses
 -Staff wages and bonus                              7,535     12,137    1,464
 -Staff welfare and incentive                        6,148     11,044    1,332
 -Utilities                                         16,196     42,005    5,067
 -Transportation                                     3,499      6,134      740
 -Others                                            12,510     27,566    3,325
Accrual for construction costs                          -       4,998      603
Accrual for professional fee in connection
  with the acquisition of CPS/CCIS                  13,721         -        -
                                                    --------  --------  --------
                                                    59,609    103,884    12,531
                                                    ========  ========  ========

16.  LONG-TERM DEBT

Long-term debt comprised:

                                                     1995           1996
                                                  ---------- ------------------
                                                    Rmb'000   Rmb'000   US$'000


10% convertible debentures
 due November 1997                                    6,655     1,657      200
Payable to CISP                                      60,948        -        -
Other long-term debt                                 55,208     8,946    1,079
                                                    --------  --------  --------
                                                    122,811    10,603    1,279
                                                    --------  --------  --------
Less: Current maturities                            (31,472)  (10,603)  (1,279)
                                                    --------  --------  --------
                                                     91,339        -        -
                                                    ========  ========  ========

In 1995, the Company issued US$800,000 (equivalent to approximately Rmb6,655,000) of 10% convertible debentures due November 1997. The debentures are convertible into common stock of the Company at a conversion price equal to the lesser of 100% of the average closing market price of the Company's common stock for the three days immediately preceding the issuance of the debentures, which was approximately US$18.72 (after adjusting for the one-for-four reverse stock split), or 80% of the average closing market price of the Company's common stock for the three days immediately preceding the conversion of the debentures.

In 1996, approximately Rmb4,998,000 of the 10% convertible debenture together with approximately Rmb169,000 of the related accrued interest were converted into 162,029 shares of common stock of the Company at an average conversion price of approximately US$3.85 each (equivalent to approximately Rmb31.89 each), after adjusting for the one-for-four reverse stock split.

The amount payable to CISP is unsecured and non-interest bearing.

Other long-term debt includes various loans from unrelated third parties, which are unsecured, non-interest bearing and repayable over a two-year period from 1996 to 1997.

17.  CAPITAL STOCK AND WARRANTS

COMMON STOCK

In 1995, the Company sold 38,750 shares of common stock, par value US$0.001 each, for cash of approximately US$433,000 (equivalent to approximately Rmb3,603,000), at an average price of approximately US$11.17 per share (after adjusting for the one-for-four reverse stock split). In 1996, the Company sold 599,891 shares of common stock, par value US$0.001 each, for cash of approximately US$1,325,000 (equivalent to approximately Rmb10,975,000), at an average price of approximately US$2.21 per share (after adjusting for the one-for-four reverse stock split). Also, the Company issued 195,750 shares of common stock, par value US$0.001 each, valued at US$783,000 (equivalent to approximately Rmb6,481,000), at average price of approximately US$3.99 per share (after adjusting for the one-for-four reverse stock split) to certain third party consultants for the consultancy services rendered by them in connection with the acquisition of CPS and CCIS.

On July 9, 1996, the Company effected a one-for-four reverse stock split, under which the then outstanding 35,760,398 shares of common stock with a par value of US$0.001 each have become 8,940,109 shares of common stock with a par value of US$0.001 each. In this connection, an amount of approximately US$27,000 (equivalent to approximately Rmb221,000) was transferred from the common stock account to additional paid-in capital. Also, the number of authorized shares of common stock of the Company was reduced from 100,000,000 to 25,000,000. All references in these financial statements of number of shares, share prices and per share amount of common stock have been adjusted retroactively for this one-for-four reverse stock split.

In May 1996, the Company repurchased 27,500 shares of common stock in the open market for approximately US$171,000 (equivalent to Rmb1,420,000), representing an average price of US$6.22 per share (after adjusting for the one-for-four reverse stock split).

SERIES A CONVERTIBLE PREFERRED STOCK

In 1995, the Company sold 5,905 shares of Series A convertible preferred stock, par value US$0.001 each, for US$5,905,000 (equivalent to approximately Rmb49,129,000). The Series A convertible preferred stock carries preferential rights to dividends and distributions upon liquidation. The subscription value of Series A convertible preferred stock is convertible into common stock of the Company at a conversion price equal to 70% of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion. In 1995, 3,655 shares of series A preferred stock were converted into 555,249 shares of common stock of the Company at an average conversion price of US$6.60 per share (after adjusting for the one-for-four reverse stock split). In 1996, 2,250 shares of Series A preferred stock were converted into 559,167 shares of common stock of the Company at an average conversion price of US$4.02 per share (after adjusting for the one-for-four reverse stock split).

SERIES B CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

The Company sold 650 shares of Series B convertible and redeemable preferred stock, par value US$0.001 each, for US$650,000 (equivalent to approximately Rmb5,408,000) in 1995 and 1,030 shares of Series B convertible and redeemable preferred stock, par value US$0.001 each, for US$1,030,000 (equivalent to approximately Rmb8,534,000) in 1996. The Series B convertible and redeemable preferred stock carries preferential rights to dividends and distributions upon liquidation. The subscription value of Series B convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to 65% of the average closing market price of the Company's common stock for the five days immediately preceding the date of the notice of conversion. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1997 by giving ten days notice at the original subscription price. In 1996, all of the 1,680 shares of Series B convertible and redeemable preferred stock were converted into 544,961 shares of common stock of the Company at an average conversion price of US$3.08 per share (after adjusting for the one-for-four reverse stock split).

SERIES C CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

In 1996, the Company sold 9,105 shares of Series C convertible and redeemable preferred stock, par value US$0.001 each, for US$9,105,000 (equivalent to approximately Rmb75,443,000). The Series C Convertible and redeemable preferred stock carries preferential rights to dividends and distributions upon liquidation. The subscription value of Series C convertible and redeemable preferred stock is convertible into common stock of the Company at a conversion price equal to the lesser of 100% of the average closing market price of the Company's common stock upon issuance of the preferred stock or 75% of the average closing market price of the Company's common stock for the five days immediately preceding the date of notice of conversion. The outstanding convertible and redeemable preferred stock is redeemable at the option of the Company at any time after January 1, 1998 by giving ten days notice at a premium of 133% in excess of the issued price together with any declared dividends. In 1996, all of the 9,105 shares of Series C convertible and redeemable preferred stock were converted into 2,729,158 shares of common stock of the Company at an average conversion price of US$3.34 per share (after adjusting for the one-for-four reverse stock split).

WARRANTS

In 1995, the Company issued 550,755 warrants to a third party for investment banking services at a conversion basis of 4 warrants for 1 share of common stock of the Company at an exercise price of US$15.24 per share (after adjusting for the one-for-four reverse stock split). The warrants will expire in September 2000. The Company's management believes that the exercise price of the warrants issued exceeded the fair market value of the Company's common stock on the date of issuance of the warrants. No warrants have been exercised.

OPTIONS

In 1995, the Company granted common stock options under an incentive plan to purchase 125,000 shares of common stock at exercise prices ranging from US$9.60 to US$16.00 (after adjusting for the one-for-four reverse stock split) to be exercised according to a pre-determined schedule from 1996 to 2000. The Company's management believes that the exercise prices of the options exceeded the fair market value of the Company's common stock on the date of grant. No options were exercised in 1995 and 1996. An option to purchase 25,000 shares of common stock at US$9.60 expired as of December 31, 1996.

18.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Hong Kong subsidiary (China Pacific Corporation Limited) is subject to Hong Kong profits tax at a rate of 16.5%. The joint venture enterprise established in the PRC (Chengdu Chengkang Iron and Steel Limited) is subject to PRC income taxes at a rate of 33% (30% state unified income tax and 3% local income tax). However, CCIS is exempted from local income tax and state unified income tax for two years starting from the first year of profitable operations and then is subject to a 50% reduction in state unified income tax for the next three years. CCIS recognized its first year of profitable operations in 1995.

If the tax holiday for CCIS did not exist, the Group's provision for income tax would have been increased by approximately Nil, Rmb24,471,000 and Rmb33,970,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Primary earnings per common share would have been approximately Rmb9.43 and Rmb9.78 for the years ended December 31, 1995 and 1996, respectively.

The Company does not provide for income taxes on the undistributed earnings of its international subsidiaries because the earnings are reinvested and, in the opinion of management, will continue to be reinvested in the foreseeable future.

The reconciliations of the United States federal income tax rate to the effective income tax rate based on income (loss) from continuing operations before income taxes stated in the consolidated statements of operations are as follows:


                                                    Years ended December 31,
                                                  ---------------------------
                                                    1994     1995     1996
                                                  --------  -------  --------

United States federal income tax rate               35.0%    35.0%    35.0%
Weighted average effect of different
  tax rates in foreign jurisdictions                  -      (1.9%)   (6.5%)
Effect of tax holiday for CCIS                        -     (30.7%)  (27.1%)
Tax effect of foreign subsidiary income
  not subject to income taxes                      (35.0%)     -        -
                                                  --------  -------  --------
Effective income tax rate                            0.0%     2.4%     1.4%
                                                  ========  =======  ========

19.  DISTRIBUTION OF PROFIT

At present, the majority of the Group's income is contributed by its 60% owned joint venture enterprise in the PRC - Chengdu Chengkang Iron and Steel Limited ("CCIS").

Income of CCIS as determined under generally accepted accounting principles in the PRC is distributable to investors after transfer to (i) contributory dedicated capital as required under PRC government regulations and the company's articles of association, and (ii) discretionary dedicated capital as determined by the company's board of directors. Contributory dedicated capital is a form of legal reserve fund. Discretionary dedicated capital includes a general reserve fund, an enterprise expansion fund and a staff welfare and employee incentive bonus fund. Contributory and discretionery dedicated capital is not distributable in the form of dividends. In the Company's finanical statements prepared under generally accepted accounting principles in the United States of America, amounts designated for payments of staff welfare and employee incentive bonus have been charged to income and the related provisions are reflected as accrued liabilities in the balance sheets.

The income of CCIS available for distribution to its shareholders is based on the income reported in its statutory accounts prepared under generally accepted accounting principles in the PRC. This differs from the amount reported under generally accepted accounting principles in the United States of America. As of December 31, 1996, such difference was insignificant.

20.  COMMITMENTS

The Group has agreed to lease from CISP certain operating assets (see Note 1). In addition, the Group has various other operating lease agreements for offices and factory premises which extend through June 2045. Rental expenses for the years ended December 31, 1994, 1995 and 1996 were approximately Rmb3,419,000, Rmb13,220,000 and Rmb25,311,000, respectively. Most leases contain renewal options. Future minimum rental payments as of December 31, 1996, under agreements classified as operating leases with non-cancellable terms in excess of one year, are as follows:

                                                              1996
                                                 -----------------------------
                                                     Rmb'000      US$'000

1997                                                  12,356       1,490
1998                                                   5,165         623
1999                                                   4,167         503
2000                                                   4,167         503
2001                                                   4,167         503
Thereafter                                           222,965      26,895
                                                    ---------   ---------
                                                     252,987      30,517
                                                    =========   =========

21.  OUTSTANDING LITIGATION

In March 1997, a brokerage firm filed a civil action against the Company in a United States District Court. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of US$5 million (equivalent to approximately Rmb41,450,000) and/or an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. The Company believes this claim is without merit and plans to contest such claim vigorously. However, the Company is unable to predict the outcome of this dispute. If the outcome is adverse, the Company's financial position and operating results could be materially affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

22.  RETIREMENT PLAN

As stipulated by PRC regulations, CCIS maintains a defined contribution retirement plan for all its employees. All retired employees of CCIS are entitled to an annual pension equal to their basic annual salary at retirement. CCIS contributes to a state sponsored retirement plan approximately 14.6% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. The contributions made in 1994, 1995 and 1996 amounted to approximately Nil, Rmb360,000 and Rmb450,000, respectively.

23.  RELATED PARTY TRANSATIONS

Name and relationship of related parties:


Name of related parties                          Existing relationship with the Company
---------------------------------------------    ----------------------------------------------
China Pacific Investment Holdings Limited        Intermediate holding company (see Note 1)

Kiu Yin Investment Co., Ltd.                     Owned by a discretionary trust established
                                                   for the benefit of the family of Clement
                                                   Mak, the Company's chairman and
                                                   president (see Note 1)

CCT Telecom Holdings Limited                     Common directors

China Treasure Telecom (H.K.) Limited            Common directors

China Treasure Holding (B.V.I.) Limited          Common directors

CP Investment Limited                            Common directors

China Pacific Capital Limited                    Common directors

Guangdong Construction (HK) Limited              Owned by the Guangdong Branch of The
                                                   China Construction Bank (see Note 1)

China Pacific Construction (B.V.I.) Limited      Associated company


Summary of related party transactions
                                                     1995           1996
                                                  ---------- ------------------
                                                    Rmb'000   Rmb'000   US$'000
Due from related companies

 -Kiu Yin Investment Co., Ltd.                          -          1        -
 -CCT Telecom Holdings Limited                          -        360        44
 -China Treasure Telecom (H.K.) Limited                 -          1        -
 -China Treasure Holding (B.V.I.) Limited               -      1,235       149
 -China Pacific Capital Limited                         -          3        -
 -Guangdong Construction (H.K.) Limited                 -         99        12
 -China Pacific Construction (B.V.I.) Limited           -        332        40
                                                   --------  --------  --------
                                                        -      2,031       245
                                                   ========  ========  ========
Due to related companies

 -China Pacific Investment Holdings Limited             -      4,445       537
 -CP Investment Limited                                 -      4,918       593
                                                   --------  --------  --------
                                                        -      9,363     1,130
                                                   ========  ========  ========
Accounts receivable from companies
   related to CISP                                   30,366    5,377       649

Accounts payable to companies related to CISP         5,067    8,710     1,051

Deposits from customers related to CISP              12,138    8,567     1,033
                                                   ========  ========  ========

All outstanding balances with related companies are unsecured, non-interest bearing and without pre-determined repayment terms, except for balances with China Treasure Holding (B.V.I.) Limited which bear interest at 9% per annum.

                                            1994        1995              1996
                                          --------    --------   ----------------------
                                           Rmb'000     Rmb'000     Rmb'000     US$'000
Sales to companies related to CISP            -        114,276     103,574      12,494

Purchases from companies related to CISP      -         15,120      12,900       1,556

Rental expenses paid/payable to
  CISP in respect of lease of
  buildings, machinery
  and equipment                               -         11,714      23,400       2,823

Interest expenses paid to China
  Treasure Holding (B.V.I.)
  Limited                                   6,672        9,268         816          98

Less: Capitalized in the cost of
  development properties                   (6,672)      (7,845)         -           -
                                          --------     --------    --------    --------
                                              -          1,423         816          98
                                          --------     --------    --------    --------
Acquisition of buildings and
  construction-in-progress from
  CISP                                        -             -      131,631      15,878
                                          ========     ========   =========    ========


24.  SEGMENT INFORMATION

In 1995 and 1996, excluding the discontinued operations sold in 1995, the Group was engaged primarily in the manufacturing of iron and steel products. Operations by geographical areas are analyzed as follows:

                                            1994        1995              1996
                                          --------    --------   ----------------------
                                           Rmb'000     Rmb'000     Rmb'000     US$'000
Net sales to customers in PRC                 -        442,088    1,023,846     123,504
                                          ========    =========   =========    ========

Income (loss) from continuing
  operations --
  PRC                                      (2,050)      42,404       91,061      10,984
  Hong Kong                                   -          1,060       (7,279)       (878)

Income (loss) from
  discontinued operations--
  PRC                                      (6,801)       7,018          -           -
                                          --------     --------    --------     -------
                                           (8,851)      50,482       83,782      10,106
                                          ========    =========   =========    ========
Identifiable assets as of
  December 31--
  PRC                                                  696,753      864,076     104,231
  Hong Kong                                            102,023      148,294      17,888
                                                       --------    --------     -------
                                                       798,776    1,012,370     122,119
                                                      =========   =========    ========

25.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest and income taxes comprised:

                                   1994        1995              1996
                                 --------    --------   ----------------------
                                  Rmb'000     Rmb'000     Rmb'000     US$'000

Interest paid                       141         -            2           -
                                 ========    =========   =========    ========
Income taxes                         -           -            -           -
                                 ========    =========   =========    ========


26.  OPERATING RISK

a.   DEPENDENCE ON STRATEGIC RELATIONSHIP

A majority of the Group's operations are conducted by CCIS, a Sino-foreign joint venture established between the Group and Chengdu Iron and Steel Plant, a PRC state-owned enterprise (see Note 1). Any deterioration of this strategic relationship may have an adverse effect on the operations of the Group.

b.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Group's concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Group's customer base. There were no customers which represented a significant concentration of sales in 1994, 1995 and 1996 or trade accounts receivable as of December 31, 1995 and 1996. Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The Group maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's expectations.

c.   COUNTRY RISK

As substantially all of the Group's operations are conducted in the PRC, the Group is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, a significant portion of the Group's revenue is denominated in Renminbi ("Rmb") which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

27.  OTHER SUPPLEMENTAL INFORMATION


The following items were included in the consolidated statements of operations:


                                  1994         1995             1996
                                 _______     _______     ___________________
                                 Rmb'000     Rmb'000     Rmb'000     US$'000

Interest expense                   6,813       9,268          818        99

Less: Capitalized as
   property, plant and
   equipment                      (6,672)     (7,845)        -         -
                                 _______     _______     ________   ________

                                     141       1,423          818         99
                                 _______     _______     ________   ________

Operating lease rentals for
   - rented premises               3,419       1,506        1,911        231
   - buildings, machinery
       and equipment
       (CISP)                       -         11,714       23,400      2,823

Repairs and maintenance             -          5,051        7,518        907

Depreciation
   - Owned assets                  1,589       5,314       10,565      1,274
   - Assets held under
        capital leases              -            177          710         86

Advertising                         -            294        1,167        141

Interest income                      216          34        3,634        438

Net foreign exchange gain            233         275            2       -
                                 =======     =======     ========   ========


28.  SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the following major events took place:

a. In January 1997, the Company issued US$15,000,000 (equivalent to Rmb124,350,000) of 9% convertible notes to certain unrelated third parties. The notes are due on January 15, 1999, and are convertible at any time between May 15, 1997 and January 15, 1999 into common stock of the Company at a conversion price equal to 80% of the average closing market price of the Company's common stock for the five days immediately proceeding the date of notice from notes holders of such conversion, with the conversion price subject to a minimum amount of US$4.00 per share and a maximum amount of US$8.00 per share.

a.   (Cont'd)

     As consideration for the sales of the convertible notes, the company paid placement commissions of US$1,050,000 (equivalent to Rmb8,704,500), representing 7% of the proceeds of the convertible notes, and issued to the placing agent five-year warrants to acquire up to 300,000 shares of common stock of the Company at US$4.00 per share. Management believes that the exercise price of the warrants issued exceeded the fair market value of the Company's common stock on the date of issuance of the warrants.

b. The Group acquired certain properties in Hong Kong for investment purposes for an aggregation consideration of approximately
     Rmb100,518,000.