Form 10KSB/A
period 1996-12-31
CHINA PACIFIC INC
filed 1997-04-30
CIK 789857

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D.C. 20549
                                    FORM 10-KSB/A
(Mark One)

[X] ANNUAL REPORT PURSUANT T0 SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from                to                .
                                         --------------    ---------------

                             Commission File No. 0-26232

                                CHINA PACIFIC, INC.
                                -------------------
                   (Name of small business issuer in its charter)


          NEVADA                          87-0429945
------------------------------         ----------------------
(STATE OR JURISDICTION OF              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)



                   Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road
                               Wanchai, Hong Kong
                               ------------------
                (address of Principal Executive Offices) (ZIP CODE)

Registrant's Telephone Number, Include Area Code: (852) 2802 3068

Securities Registered Pursuant to Section 12(b) of the Act:

    Title Of Each Class       Name Of Each Exchange On Which Registered
    -------------------       -----------------------------------------
           None                              None

Securities Registered Pursuant to Section 12(g) of the Act:

                            Common Stock, $.001 Par Value
                            -----------------------------
                                   (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.

    Yes   X        No
        -----        -----

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

                        DOCUMENTS INCORPORATED BY REFERENCE

     None

         Transitional Small Business Disclosure Format:  Yes      No  X
                                                             ----    ----

                                        TABLE OF CONTENTS

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

    ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . .3

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . .4

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6



Explanatory Note: This amendment to the Company's Form 10-KSB is being filed to provide information in Items 9, 10, 11 and 12 that was originally intended to be incorporated by reference from the Company's definitive proxy statement.


                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION REGARDING DIRECTORS

The following table sets forth information with respect to each director. The information as to age, principal occupation and directorships held has been furnished by each such director.

                                                                                           Served as Director
Name and Age                                     Principal Occupation(1)                   Continuously Since
------------                                     -----------------------                   ------------------
Mak Shiu Tong, Clement (44)                      President, Chief Executive Officer and                1993
                                                 Chairman of the Board of Directors
                                                 (Principal Executive Officer)

Cheng Yuk Ching (43)                             Vice President, Secretary and Director                1994

Tong Tong Lin, Thomas (31)                       Chief Financial Officer and Director
                                                 (Principal Financial and Accounting Officer)          1996

Kwan Pak Hoo(2)(38)                              Director                                              1996

Zhang Guo Liang(3)(52)                           Director                                              1996

Zhang Xin Min(4)(50)                             Director                                              1996

Tan Jian Sheng(5)(38)                            Director                                              1996



(1) Unless indicated otherwise in the table or in the section captioned "Information Regarding Executive Officers," the individuals name in the table have held their positions for more than five years.

(2) From 1994 to 1995, Mr. Kwan served as a Director of IWI Holding Inc., a listed company on the Nasdaq Stock Exchange. Since 1996, Mr. Kwan has served as Managing Director of CCT Telecom Holdings Ltd. and
    Non-Executive Director of Mei Ah Int'l Ltd. Both companies are listed on the Hong Kong Stock Exchange.

(3) From 1989 to 1992, Mr. Zhang served as Secretary General of the Xinhua News Agency, and has served as General Manager of Xinhua News Agency - Asia - Pacific Region since 1992.

(4) Since 1985, Mr. Zhang has served as Vice Chairman of Office Service International Centre in Ho Chi Minh City, Vietnam, President of Chengdu-Guang-Sha Property & Industry & Commerce Co., and President of Chengdu Guang-Wei House Development Co., Ltd.

(5) From 1989 to 1994, Mr. Tan served as Department Head of the International Division of The China Construction Bank - Guangdong Branch, and has served as General Manager for the same company since 1994.

INFORMATION REGARDING EXECUTIVE OFFICERS

    The following table sets forth the names, ages and offices of the present executive officers of the Company. The periods during which such persons have served in such capacities are indicated in the description of business occupations of such persons below. Information with respect to non-employee directors is set forth above.

Mak Shiu Tong, Clement (44)       President and Chief Executive Officer
Mo Kat Ling, Connie (35)          Vice President
Cheng Yuk Ching (43)              Vice President and Secretary
Tong Long Tin, Thomas (31)        Chief Financial Officer

    Officers and directors are elected on an annual basis. The present terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors. See "Beneficial Ownership of Common Stock."

    There are no family relationships among any of the directors or officers of the Company.

    The following is a biographical summary of the business experience of the present executive officers of the Company.

    Mak Shiu Tong, Clement. Mr. Mak has served as president, Chief Executive Officer and Chairman of the Board of the Company since the Company's acquisition of China Pacific Construction (B.V.I.) Limited ("China Pacific Construction") (formerly China Treasure Construction (B.V.I.) Limited) in May of 1994. Mr. Mak was a founder of China Pacific Construction and its affiliates and has served as Chairman of China Pacific Construction since its inception in 1993. Since 1979, Mr. Mak has served as Chairman, and was a founder, of Kiu Yin Investment Co., Ltd. (formerly, Bondwell Electronics Limited), an electronics manufacturer.

    Mo Kat Ling, Connie. Ms. Mo has served as Vice President of the Company since the Company's acquisition of China Pacific Construction in May of 1994. Ms. Mo previously served as Treasurer and a director of the Company from May of 1994 until June of 1995. Previously, Ms. Mo served as Vice President, Treasurer and a director of Kiu Yin Investment Co., Ltd from 1989 to 1995.

    Cheng Yuk Ching. Mr. Cheng has served as Vice President, Secretary and a director of the Company since the Company's acquisition of China Pacific Construction in May of 1994. Previously, Mr. Cheng served as Vice President, Secretary and a director of Kiu Yin Investment Co., Ltd from 1984 to 1996.

    Tong Long Tin, Thomas. Mr. Tong has served as Financial Controller of the Company since 1994 and as Chief Financial Officer and a director of the Company since 1996. Prior to joining the Company, Mr. Tong served as an audit supervisor of Ho and Ho & Co., a certified public accounting firm in Hong Kong, from 1988 to 1994.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

    Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Report any failure to file by these dates during 1996. All of the filing requirements were satisfied on a timely basis in 1996. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation and Other Matters

    The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 1996 of the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company whose compensation exceeded $100,000 (the "Named Officers"). Except for the Chief Executive Officer, the compensation of the Company's other executive officers did not exceed $100,000.



                                                                               Long Term
                                               Annual Compensation             Compensation
                                               -------------------             ------------
                                                Other Annual
NAME AND PRINCIPAL POSITION  YEAR     SALARY($)   BONUS($)    COMMISSION       STOCK OPTIONS($)
---------------------------  ----     ---------   --------    ----------       ----------------
Mak Shiu Tong, Clement       1996      316,947          -         (1)                      -
  President, Chief Executive 1995      194,069          -         (1)                      -
  Officer and Chairman       1994      252,264          -         (1)                      -

-----------------------

(1) Although the officers receive certain perquisites such as auto allowances and Company provided life insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

COMPENSATION OF DIRECTORS

    The Company reimburses each director for all expenses of attending board meetings. Otherwise, no compensation of any nature is paid to nonemployee directors, and no compensation is paid to employee directors for their service as directors.

EMPLOYEE CONTRACTS

    The Company has no employment agreements with any of its employees and has no arrangements of any nature which would result in payments to officers or other persons as a result of any termination of employment or change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table is furnished as of January 1, 1997, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

                                                 Amount and Nature of
Name and Address Of Beneficial Owners            Beneficial Ownership(1)(2)         Percent Of Class
-------------------------------------            --------------------------         ----------------
Mak Shiu Tong, Clement .....                           1,668,429(2)(4)                    18.5%
  Room 2008, Sun Hung Kai Centre
  30 Harbour Road
  Wanchai, Hong Kong


                                                  Amount and Nature of
Name and Address Of Beneficial Owners            Beneficial Ownership(1)(2)         Percent Of Class
-------------------------------------            --------------------------         ----------------
China Construction Bank -                           1,603,000(3)(4)                         17.7%
Guangdong Branch ..........
  No. 555, Dong Feng Dong Road
  Guangzhou, Guangdong Province, China

Cheng Yuk Ching                                           -0-                                0.0%

Tong Long Tin, Thomas                                     -0-                                0.0%

Kwan Pak Hoo                                              -0-                                0.0%

Zhang Xin Min                                             -0-                                0.0%

Tan Jian Sheng                                            -0-                                0.0%

Zhang Guo Liang                                           -0-                                0.0%

All executive officers and directors as a group        1,668,429                            18.5%
  (8 persons)


(1) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) All shares indicated as being held by Mr. Mak are held of record by C.P. Investment (B.V.I.) Ltd. ("C.P. Investment"), a wholly owned subsidiary of China Pacific Investment Holdings Ltd. ("China Pacific Investment Holdings"). China Pacific Investment Holdings is owned 51% by Kiu Yin Investment Co., Ltd., a company controlled by a discretionary trust established for the benefit of Mr. Mak's family.

(3) All shares indicated as being held by The China Construction Bank - Guangdong Branch are held of record by C.P. Investment. China Pacific Investment Holdings, the parent of C.P. Investment, is owned 49% by Guangdong Construction (B.V.I.) Co., Ltd., which is, in turn, controlled by The China Construction Bank
- Guangdong Branch.

(4) In connection with the Company's disposal of its interest in the Sun City Project, Mak Shiu Tong, Clement and The China Construction Bank - Guangdong Branch formed China Pacific Investment Holdings, which acquired all of the shares of C.P. Investment (formerly China Treasure Investment (B.V.I.) Limited) from China Treasure Holding (B.V.I.) Limited. As a result of such transactions, The China Construction Bank - Guangdong Branch increased its beneficial ownership in the Company by 797,143 shares and the beneficial ownership of a like member of shares through its ownership in China Treasure Holding (B.V.I.) Ltd., was terminated. See "Certain Relationships and Transactions."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Due to the nature of the Company's participation in the development of "Sun City" and the Company's operations within the People's Republic of China, the Company's operations from the commencement of the "Sun City" project involved significant transactions with affiliates, including Sanhe Group, which is controlled by the People's Government of Huiyang City, which, until December 29, 1995, was a principal shareholder of the Company.

    The Company's former subsidiary, China Treasure Industrial Enterprise ("CTIE"), acquired the land use rights with respect to the "Regent on the Park" and "Star Place" sites in Sun City from Sanhe Group in 1992. CTIE acquired the land use rights with respect to such sites for $31.3 million and was obligated to pay 20% of the after-tax profit on the development of Star Place to Sanhe Group and 10% of such after-tax profits to Huiyang Property Development Company Limited, a company also controlled by the Huiyang City Government. $7.3 million of the consideration payable to Sanhe for the land use rights was paid through December 31, 1996.

    On December 29, 1995, the Company entered into an agreement with Open View Properties Ltd., which is controlled by the People's Government of Huiyang City, whereby the Company's then 51% owned subsidiary, China Pacific Construction, sold its entire interest in each of its subsidiaries involved in the development of Sun City (the "Project Subsidiaries") and along therewith, its entire interest in Sun City (the "Sun City Sale"). As consideration for the Company's interest in the Sun City development, Open View Properties delivered a series of three year 8% promissory notes in the amount of US$16.2 million, representing a return of China Pacific Construction's original capital contributions and loans to the Project Subsidiaries plus a fee for services to be provided of US$4.1 million. Additionally, the Company was granted a five year option to develop and market 5 million square meters of land surrounding Sun City at a price of RMB100 (US$12) per square meter and a five year option to repurchase the Company's interest in Sun City at cost plus a 10% premium per year. In conjunction with the Sun City Sale, the People's Government of Huiyang City obtained a 50% interest in China Pacific Construction, with the Company owning the remaining 50%.

    C.P. Investment loaned $8.8 million and China Treasure Holding (B.V.I.)
Ltd. (an indirect parent of the Company prior to the Sun City Sale, and now an affiliate of the Company, "China Treasure Holding") loaned $0.8 million to the Company's subsidiary, China Pacific Construction, during 1994. Such loans were repayable with interest accruing at commercial bank rates, and were repaid in 1995. During 1995, China Treasure Holding loaned US$12 million to the Company's subsidiary, China Pacific Steel Limited, in the form of a noninterest bearing promissory note which is secured by the stock of China Pacific Steel Limited. China Treasure Holding also loaned US$1.3 million to the Company and its subsidiaries at a commercial interest rate of 9% per annum. The current balance remaining on these two loans is US$5.9 million. As of December 31, 1996, C.P. Investment had outstanding a non-interest bearing loan of US$0.4 million to the Company.

    The China Construction Bank, Guangdong Branch, a shareholder of the
Company, established a banking facility for the Company totaling $92 million for the Sun City Project, of which US$9.1 million and US$0 had been utilized at December 31, 1994 and 1995, respectively. Such facility is no longer available after the disposal of the Sun City subsidiaries.

    Prior to the Sun City Sale, the Company paid interest on amounts advanced by its principal shareholders in the amount of US$1,114,000 during 1995.

    C.P. Investment held 3,271,429 shares of common stock of the Company as of December 31, 1996. C.P. Investment is wholly owned by China Pacific Investment Holdings, which is 51% owned by Kiu Yin Investment Co., Ltd. (a company controlled by a discretionary trust established for the benefit of the family of Clement Mak, the Company's chairman and president), and 49% owned by Guangdong Construction (B.V.I.) Co., Ltd., which is wholly owned by The China Construction Bank - Guangdong Branch.

                                     SIGNATURES
    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHINA PACIFIC, INC.


                                       By: /s/ Mak Shiu Tong, Clement
                                       ------------------------------
                                       Mak Shiu Tong, Clement
                                        President

DATED: APRIL 30, 1997

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

    Signature                                              Title                                         Date
    ---------                                              -----                                         ----

/s/ Mak Shiu Tong, Clement        President, Chief Executive Officer                          April 30, 1997
--------------------------        and Chairman of the Board of Directors
Mak Shiu Tong, Clement            (Principal Executive Officer)



/s/ Cheng Yuk Ching               Vice President, Secretary and Director                      April 30, 1997
-------------------
Cheng Yuk Ching


/s/ Tong Tong Lin, Thomas         Chief Financial Officer (Principal                          April 30, 1997
-------------------------         Financial and Accounting Officer)
Tong Long Tin, Thomas


/s/ Tan Jian Sheng                Director                                                    April 30, 1997
------------------
Tan Jian Sheng


/s/ Zhang Guo Liang               Director                                                    April 30, 1997
-------------------
Zhang Guo Liang


/s/ Kwan Pak Hoo                  Director                                                    April 30, 1997
----------------
Kwan Pak Hoo


/s/ Zhang Xin Min                 Director                                                    April 30, 1997
-----------------
Zhang Xin Min


                                                                       6