Form 10-Q
period 1997-03-31
CHINA PACIFIC INC
filed 1997-05-15
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________ .


                           Commission File No. 0-26232


                               CHINA PACIFIC, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Nevada                                         87-0429945
--------------------------------            ----------------------------------
(STATE OR OTHER JURISDICTION OF              (IRS Employer Identification No.)
INCORPORATION OR ORGANIZATION)

                  Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road
                               Wanchai, Hong Kong
                               ------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (852) 2802 3068
                                 ---------------
                           (Issuer's telephone number)


  ____________________________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     -----


As of May 1, 1997, 8,956,384 shares of Common Stock of the issuer were outstanding.

                               CHINA PACIFIC, INC.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .    1
  Item 1. Financial Statements
          Consolidated Balance Sheets - March 31, 1997 and December 31,
          1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
          Consolidated Statements of Operations - For the three months
          ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . .    2
          Consolidated Statements of Cash Flows - For the three months
          ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . .    3
          Notes to Consolidated Financial Statements . . . . . . . . . .    4-8
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . .    8-9
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .    10
  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    10
  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    10
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (AMOUNTS EXPRESSED IN THOUSANDS)


                                                                                 MARCH 31,                      DECEMBER 31,
                                                                                   1997                           1996
                                                                     ---------------------------   --------------------------
                                                                            RMB           USD             RMB            USD
ASSETS
Current assets:
  Cash                                                                    82,212          9,917         61,296          7,394
  Accounts receivable, net                                               139,952         16,882        112,006         13,511
  Due from related companies                                              25,666          3,095          2,031            245
  Due from CISP, current portion                                          13,007          1,568         12,999          1,568
  Prepayments, deposits, and other current assets                         35,199          4,247         48,264          5,822
  Inventories, net                                                       288,268         34,773        316,919         38,229
                                                                     -----------     ----------     ----------     ----------
       Total current assets                                              584,304         70,482        553,515         66,769

Investment Properties                                                    104,089         12,556              -              -
Due from CISP, long-term portion                                          60,509          7,299         38,192          4,607
Investment in an associated company                                       61,288          7,393         58,992          7,116
Investments and notes receivable                                          30,789          3,714         30,789          3,714
Deferred value added tax recoverable                                      35,050          4,228         35,050          4,228
Property, plant and equipment, net                                       212,705         25,658        214,222         25,841
Goodwill, net                                                             16,953          2,045         17,061          2,058
                                                                     -----------     ----------     ----------     ----------
  Total assets                                                         1,105,687        133,375        947,821        114,333
                                                                     -----------     ----------     ----------     ----------
                                                                     -----------     ----------     ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                   33,143          3,998         49,715          5,997
  Long-term debt, current portion                                          8,946          1,079         10,603          1,279
  Accounts payable                                                       107,463         12,963        164,159         19,802
  Deposits from customers                                                181,558         21,901        132,798         16,019
  Accrued liabilities                                                     96,131         11,596        103,882         12,531
  Value added tax payable                                                 23,460          2,830         22,449          2,708
  Due to related companies                                                 8,348          1,006          9,368          1,130
                                                                     -----------     ----------     ----------     ----------
       Total current liabilities                                         459,049         55,373        492,974         59,466

Long-term debt                                                           186,060         22,444              -              -
  Total liabilities                                                      645,110         77,817        492,974         59,466
                                                                     -----------     ----------     ----------     ----------
Minority interests                                                       153,893         18,564        147,454         17,787
                                                                     -----------     ----------     ----------     ----------
Shareholders' equity:
Preferred stock, par value $0.001                                              -              -              -              -
  Series A convertible                                                         -              -              -              -
  Series B convertible and redeemable                                          -              -              -              -
Common stock, par value $0.001                                                75              9             75              9
Treasury stock, 27,500 shares                                             (1,420)          (171)        (1,420)          (171)
Additional paid-in capital                                               179,995         21,712        189,418         22,849
Dedicated capital                                                         25,686          3,098         23,245          2,804
Retained earnings                                                         98,137         11,838         92,235         11,126
Cumulative translation adjustments                                         4,212            508          3,840            463
                                                                     -----------     ----------     ----------     ----------
  Total shareholders' equity                                             306,685         36,994        307,393         37,080
                                                                     -----------     ----------     ----------     ----------
  Total liabilities, minority interests and shareholders' equity       1,105,687        133,375        947,821        114,333
                                                                     -----------     ----------     ----------     ----------
                                                                     -----------     ----------     ----------     ----------

      See accompanying notes to condensed consolidated financial statements


                                      Pg. 1

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      1997                                    1996
                                                        -------------------------------         ------------------------------
                                                            RMB                  USD                 RMB                 USD
Net sales                                                 251,900              30,386             234,010              28,228
Cost of goods sold                                       (222,354)            (26,822)           (199,648)            (24,083)
                                                        ---------           ---------           ---------           ---------
Gross profit                                               29,546               3,564              34,362               4,145

Selling, general and administrative expenses              (16,240)             (1,959)            (16,331)             (1,970)
Interest income/(expenses), net                            (1,376)               (166)                555                  67
Other income, net                                           2,851                 344              16,099               1,942
                                                        ---------           ---------           ---------           ---------
Income before income taxes                                 14,781               1,783              34,685               4,184


Provision for income taxes                                      -                   -                   -                   -
                                                        ---------           ---------           ---------           ---------

Income before minority interests                           14,781               1,783              34,685               4,184

Minority interests                                         (6,439)               (777)             (9,078)             (1,095)
                                                        ---------           ---------           ---------           ---------

Net income                                                  8,342               1,006              25,607               3,089
                                                        ---------           ---------           ---------           ---------
                                                        ---------           ---------           ---------           ---------



Primary earnings per common share:

Net income                                                   0.97                0.12                3.58                0.43
                                                        ---------           ---------           ---------           ---------
                                                        ---------           ---------           ---------           ---------


Weighted average number of shares outstanding           8,569,459           8,569,459           7,153,787           7,153,787
                                                        ---------           ---------           ---------           ---------
                                                        ---------           ---------           ---------           ---------


Fully dilutive earnings per common share                     0.84                0.10
                                                        ---------           ---------           ---------           ---------
                                                        ---------           ---------           ---------           ---------
Weighted average number of shares
outstanding used in fully dilutive calculation         12,779,483          12,779,483
                                                        ---------           ---------           ---------           ---------
                                                        ---------           ---------           ---------           ---------


      See accompanying notes to condensed consolidated financial statements

                                      Pg. 2

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                        (AMOUNTS EXPRESSED IN THOUSANDS)


                                                                                   1997                          1996
                                                                        -----------------------        ----------------------
                                                                            RMB            USD            RMB             USD
Cash flows from operating activities :

Net income (loss)                                                          8,340          1,006         25,607          3,089

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
 Equity gain on CPC                                                       (2,296)          (277)        (2,338)          (282)
 Amortization of goodwill                                                    108             13
 Amortization of depreciation                                              1,650            199          2,271            274
 Loss on disposals of fixed assets                                             -              -            274             33
 Minority interests                                                        6,441            777          9,078          1,095
 Effect of cumulative translation adjustment                                 373             45            (17)            (2)

(Increase) Decrease in operating assets
 Accounts receivable,                                                    (27,946)        (3,371)       (33,226)        (4,008)
 Inventories, net                                                         28,650          3,456         21,761          2,625
 Prepayments and other current assets                                     13,057          1,575         (5,413)          (653)

Increase (Decrease) in operating liabilities:
 Accounts payable, net                                                   (56,695)        (6,839)       (24,140)        (2,912)
 Accrued liabilities                                                      (7,751)          (935)        (2,479)          (299)
 Deposit from customers                                                   48,762          5,882          3,059            369
 Taxation                                                                  1,010            122          8,307          1,002
                                                                       ---------      ---------      ---------      ---------

Net cash provided by (used in) operating activities                       13,703          1,653          2,744            331
                                                                       ---------      ---------      ---------      ---------

Cash flows from investing activities:
 Acquisition of investments and notes receivable                               -              -         (3,026)          (365)
 Acquisition of fixed assets                                                (133)           (16)        (1,078)          (130)
 Acquisition of development properties, net                             (104,089)       (12,556)             -              -
 Acquisition of construction progress                                          -              -        (30,698)        (3,703)
                                                                       ---------      ---------      ---------      ---------

Net cash provided by (used in) investing activities                     (104,222)       (12,572)       (34,802)        (4,198)
                                                                       ---------      ---------      ---------      ---------

Cash flows from financing activities:
 Decrease in short-term borrowings                                       (16,572)        (1,999)       (29,015)        (3,500)
 (Decrease) increase in obligations under
 lease purchase contracts                                                      -              -         (1,849)          (223)
Other long-term liabilities                                              184,403         22,244        (18,868)        (2,276)
Due from related companies and holding company                           (45,943)        (5,542)             -              -
Due to related companies and holding company                              (1,028)          (124)        (8,149)          (983)
Proceeds from issuance of stock                                           (9,426)        (1,137)        86,954         10,489
                                                                       ---------      ---------      ---------      ---------

Net cash provided by (used in) financing activities                      111,434         13,442         29,073          3,507
                                                                       ---------      ---------      ---------      ---------
 Net increase (decrease) in cash                                          20,915          2,523         (2,985)          (360)
 Cash at beginning of period                                              61,296          7,394        121,788         14,691
                                                                       ---------      ---------      ---------      ---------
 Cash at end of period                                                    82,211          9,917        118,803         14,331
                                                                       ---------      ---------      ---------      ---------

      See accompanying notes to condensed consolidated financial statements


                                      Pg. 3

                      China Pacific, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


1.   INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     The Company's financial information is presented in Reminbi (RMB). The translation of the financial statements of foreign subsidiaries into U.S. dollars (USD) is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

3.   BUSINESS AND ORGANIZATION

     Effective July 1, 1995, the Company acquired a 60% interest in Chengdu Chengkang Iron and Steel Company Limited ("Chengdu Steel"), a sino-foreign joint venture engaged in the manufacturing of iron and steel products in the People's Republic of China.

     Effective December 29, 1995, the Company's then 51% owned subsidiary, China Pacific Construction (B.V.I.) Limited (formerly known as China Treasure Construction (B.V.I.) Limited), disposed of its entire equity interest in the Sun City development.

 4.  INVENTORIES

     Inventories comprised:                            March 31, 1997
                                                       ---------------
                                                 RMB'000              USD'000
     Raw materials                               216,535              26,120
     Work-in-process                              59,754               7,208
     Finished goods                               11,979               1,445
                                                 -------              ------
                                                 288,268              34,773
                                                 -------              ------
                                                 -------              ------

     Inventories are stated at the lower of cost, on a first-in first-out basis, or market value. Costs of work-in-process and finished goods are composed of direct materials, direct labour and an attributable portion of production overheads.

5    INVESTMENT PROPERTIES

     During the three months ended March 31, 1997, the Company acquired two residential properties in Hong Kong for investment purposes for an aggregate consideration of approximately RMB104.1 million.



                                      Pg. 4

6.   PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment comprised :
                                                            March 31, 1997
                                                     --------------------------
                                                 RMB'000             USD'000
     Buildings                                   146,758              17,703
     Machinery and equipment                      39,452               4,759
     Motor Vehicles                                4,336                 523
     Furniture and office equipment                1,210                 146
                                                 -------              ------
                                                 191,756              23,131
     Less: Accumulated depreciation              (16,812)             (2,028)
                                                 -------              ------
                                                 174,944              21,103
     Construction-in-progress :                   37,761               4,555
                                                 -------              ------
                                                 212,705              25,658
                                                 -------              ------
                                                 -------              ------


7.   GOODWILL

     Goodwill, being the excess of cost over fair value of the net assets of CPS and CCIS acquired, is amortized on a straight-line basis over forty years. The amortization recorded for 1996 and March 31, 97 was approximately RMB 439,370.00 and RMB107,770.00 respectively. Accumulated amortization as of December 31, 1996 and March 31, 1997 was approximately RMB671,490.00 and RMB779,260.00. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for CPS/CCIS having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at March 31, 1997.

8.   SHAREHOLDERS' EQUITY

     ISSUANCE OF 9% CONVERTIBLE NOTES

     During the three months ended March 31, 1997, the Company offered Convertible Notes to non-US Investors pursuant to the provisions of Regulation S under the U.S. Securities Act of 1933. Pursuant to such offering, the Company sold USD15 million (equivalent to RMB124.35 million) of 9% Convertible Notes for net consideration of USD13..95 million (equivalent to RMB115.65 million)

     10% CONVERTIBLE DEBENTURE

     As of March 31, 1997, USD200,000.00 (equivalent to RMB1.66 million) of 10% Convertible debentures remained outstanding.


     TREASURY STOCK

     During May 1996, the Company acquired 27,500 shares of its common stock in the open market for aggregate consideration of USD171,000.00 (equivalent to RMB1.42 million) representing an average price of USD6.20.

     WARRANTS

     In 1995, the Company issued 550,755 warrants to a third party for investment banking services on a conversion basis of 4 warrants for 1 share of common stock of the Company at an exercise price of USD15.24 per share (after adjusting for the one-for-four reverse stock split). The warrants will expire in September 2000. No warrants have been excereised.

     During the three months ended March 31, 1997, the placement agent for the sale of the 9% Convertible Notes described above was granted a five year warrant exercisable to acquire up to 300,000 shares of the Company's common stock at a price of USD4.00 per share.



                                      Pg. 5

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1997

                                                                                                            RETAINED
                                          COMMON STOCK             TREASURY      ADDITIONAL                 EARNINGS    CUMULATIVE
                                     --------------------   ------------------
                                     NUMBER OF              NUMBER OF              PAID-IN     DEDICATED (ACCUMULATED   TRANSLATION
                                     SHARES*      AMOUNT     SHARES*    AMOUNT     CAPITAL     CAPITAL      DEFICIT)    ADJUSTMENTS
                                     ---------   --------   ---------  --------    --------    --------- -----------    -----------
                                                 RMB'000               RMB'000     RMB'000     RMB'000     RMB'000        RMB'000
Balance as of December 31, 1996     8,956,384        75      (27,500)    1,420      189,418     23,245      92,235         3,840

Net income                                  -         -            -          -            -         -       8,342             -

Issuance of 10% debenture Notes             -         -            -          -       (9,423)        -           -             -

Transfer to dedicated capital               -         -            -          -            -     2,441      (2,441)            -

Translation adjustments                     -         -            -          -            -         -           -           372
                                    ---------   -------    ---------  ---------    ---------   --------   ---------     ---------
Bal. as of March 31, 1997           8,956,384        75      (27,500)     1,420      179,995     25,686      98,137         4,212
                                    ---------   -------    ---------  ---------    ---------   --------   ---------     ---------
                                    ---------   -------    ---------  ---------    ---------   --------   ---------     ---------

   The accompanying notes are an integral part of these financial statements.


                                      Pg. 6

     OPTIONS

     In 1995, the Company granted common stock options under an incentive plan to purchase 125,000 shares of common stock at exercise prices ranging from USD9.60 to USD16.00 (after adjusting for the one-for-four reverse stock split) to be exercised according to a pre-determined schedule from 1996 to
     2000.   No options were exercised in 1996 or during the first quarter of
     1997.

     REVERSE STOCK SPLIT

     The Company declared a 1-for-4 reverse stock split effective July 9, 1996. All information herein relating to shares issued or outstanding, including information in the footnotes, reflects the effect of such reverse stock split.

9.   OTHER INCOME - MINIMUM PROFIT GUARANTEES

     In 1996, pursuant to the terms governing the formation of Chengdu Steel and the Company's acquisition of a 60% interest in Chengdu Steel, Chengdu Iron and Steel Plant guaranteed a minimum after tax profit to Chengdu Steel of Rmb 150 million (approximately equivalent to USD18 million). The Company estimates annual after tax profits of Chengdu Steel periodically in order to determine whether payments will be due to China Pacific Steel Limited, the Company's wholly-owned subsidiary and 60% owner of Chengdu Steel, pursuant to such profit guarantee. Based on earnings in the three months ended March 31, 1996, the estimated short-fall in after tax profits of Chengdu Steel during 1st quarter 1996 resulted in a payment to China Pacific Steel Limited of USD1,665,000 pursuant to the estimated payments under such guarantee. Such estimated guarantee payments are recorded as other income and will be adjusted periodically to reflect actual results of Chengdu Steel.

     During the period ended March 31, 1997, no guarantee payments were applicable because no such guarantee payments are to be made after December 31, 1996.


10.  EARNINGS PER SHARE

     Earnings per share is calculated for each period and the shares outstanding have been adjusted to give retroactive effect to the 1-for-4 reverse stock split which became effective July 9, 1996.


11.  OUTSTANDING LITIGATION

     On or about March 5, 1997 , a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and


                                      Pg. 7
involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of US$5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. The Company believes this claim is without merit and plans to contest such claim vigorously. However, the Company is unable to predict the outcome of this dispute and if the outcome is adverse to the Company, the Company's financial position and operating results could be adversely affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

     Subsequent to the period, the Company filed an answer to the Complaint and a counterclaim for breach of contract and misappropriation of property against the brokerage firm, seeking damages of not less than USD0.5 million (equivalent to Rmb4.15 million).

     In addition, the Company also filed a third-party complaint against the Company's former counsel for fraud, fraud-concealment and breach of fiduciary duty, professional malpractice and misappropriation of property, seeking compensatory damages of not less than USD 5 million (equivalent to Rmb 41.5 million) and punitive damages of not less than USD1.5 million (equivalent to Rmb12.44 million).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES AND RESULTS OF OPERATIONS

     Net sales during the three months ended March 31, 1997 totaled USD30.4 million compared to net sales of USD 28.2 million during the three months ended March 31, 1996. The increase in net sales was attributable to increased production capacity relating to the installation of a new blast furnace in the second quarter of 1996.

     Cost of goods sold during the three months ended March 31,1997 totaled USD26.8 million as compared to USD24.1 million during the three months ended March 31, 1996. The increase in cost of goods sold was attributable to the increase in sales resulting from commencement of operations of the new blast furnace and also to an increase in direct materials costs of about 10% as compared with the three months ended March 31, 1996.

     Gross profits decreased by 16.3% from USD4.1 million (14.7% of net sales) during the period in 1996 to USD3.6 million (11.7% of net sales) during 1997. The decline in profit margin during the period was attributable to direct materials costs increasing by more than 10% as compared with the period ended March 31, 1996.

     Selling, general and administrative expenses ("SG&A") during the three months ended March 31, 1997 totaled USD1.96 million as compared to USD1.97 million during the three months ended March 31, 1996. There is no significant change as compared with the last period.

     Interest Expenses net, during the three months ended March 31, 1997 totaled USD166,000 as compared to interest income of USD67,000 during the three months ended March 31, 1996. There are debenture interest expenses represented during the period ended March 31, 1997.

     Other income, net, during the three months ended March 31, 1997 totaled USD344,000 The Company reported USD1.9 million of other income, net, during the three months ended March 31, 1996. Other income was attributable to (1) estimated compensation of USD1.65 million payable to the Company's subsidiary, China Pacific Steel Limited, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from Chengdu Iron and Steel Plant ("CISP") to China Pacific Steel Limited whereby CISP guaranteed after tax


                                      Pg. 8
profits of Chengdu Steel of not less than Rmb 150 million (approximately USD18 million) during 1996, and (2) the Company's allocable share of profits of USD286,000 and USD277,000 in 1996 and 1997, respectively, from China Pacific Construction (B.V.I.) Limited following the sale of the Company's interest in Sun City and the reduction in the Company's ownership interest in China Pacific Construction to 50%. The letter of guarantee from CISP to China Pacific Steel Limited described in item (1) above does not apply to Chengdu Steel's after tax profits in 1997.

     Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the first three months of 1996 and 1997.

     Net income during the quarter ended March 31, 1997 totaled USD1.0 million as compared to USD3.1 million during the first three months of 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31 , 1997 the Company had working capital of USD15.4 million and cash balances of USD9 million as compared to a working capital balance of USD7.3 million and a cash balance of USD7.4 million at December 31 1996. The change in cash and working capital was attributable to a combination of (i) cash flows from profitable operations (ii) the receipt of USD13.95 million (equivalent to Rmb115.65 million ) of net proceeds from the sale of 9% convertible notes during 1997 , (iii) the acquisition of various fixed assets and inventories, (iv) the acquisition of two residential properties in Hong Kong for investment purposes, for an aggregate consideration of approximately USD12.56 million (equivalent to Rmb104.1 million) and (v) other expenditures .

     At March 31, 1996, the primary obligations of the Company consisted of USD4 million (equivalent to RMB33.1 million) which remained payable to an affiliate relating to the Chengdu Steel Acquisition, as well as long-term debt in the amount of USD22.4 million including (i) mortgage loans for financing the investment properties of USD7.3 million, (ii) 9% convertible notes in the amount of USD13.9 million and (iii) 10% convertible debentures in the amount of USD0.2 million.

     Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.


                                      Pg. 9

                           PART II .OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996.
          The brokerage firm is seeking monetary damages and expenses in excess of USD5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. However, the Company is unable to predict the outcome of this dispute, and if the outcome is adverse to the Company, the Company's financial position and operating results could be adversely affected.

          Subsequent to the period, the Company filed an answer to the complaint and a counterclaim for breach of contract and misappropriation of property against the brokerage firm, seeking damages of not less than USD0.5 million. In addition, the Company has also filed a third-party complaint against the Company's former counsel for fraud, fraud-concealment and breach of fiduciary duty, professional malpractice and misappropriation of property, seeking compensatory damages of not less than USD5 million and punitive damages of not less than USD1.5 million.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - 27.1 - Financial Data Schedule
          (b)  Reports on Form 8-K
               Report of sale of USD15 million (equivalent to RMB124.35 million) of 9% Convertible notes pursuant to Regulation S, dated January 15, 1997.



                                     Pg. 10

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHINA PACIFIC, INC.


Date: May 15, 1997                      /s/ Clement Mak Shiu Tong
                                        ------------------------------------
                                        Clement Mak Shiu Tong, President and
                                        Chief Executive Officer


Date: May 15, 1997                      /s/ Thomas Tong
                                        -------------------------------------
                                        Thomas Tong, Treasurer and Chief
                                        Financial Officer


                                     Pg. 11