Form 10-Q
period 1997-06-30
CHINA PACIFIC INC
filed 1997-08-12
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________ .

                           Commission File No. 0-26232

                               CHINA PACIFIC, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Nevada                                      87-0429945
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                  Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road
                               WANCHAI, HONG KONG
             ------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (852) 2802 3068
             ------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ----      ----


            As of Aug. 1, 1997, 9,039,645 shares of Common Stock of the issuer were outstanding.

                               CHINA PACIFIC, INC.

                                      INDEX

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I - FINANCIAL INFORMATION............................................................1

      Item 1.     Financial Statements

                  Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.......1

                  Consolidated Statements of Operations - For the six months ended June 30, 1997 and 1996............................................2

                  Consolidated Statements of Operations - For the three months ended June 30, 1997 and 1996............................................3

                  Consolidated Statements of Cash Flows- For the six months
                  ended June 30, 1997 and 1996............................................4

                  Notes to Consolidated Financial Statements............................5-8

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................9

PART II - OTHER INFORMATION..............................................................10

      Item 1.     Legal Proceedings......................................................10

      Item 4.     Submission of Matters to a Vote of Security Holders....................10

      Item 6.     Exhibits and Reports on Form 8-K.......................................10

SIGNATURES...............................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (AMOUNTS EXPRESSED IN THOUSANDS)


                                                                JUNE 30, 1997                 DECEMBER 31, 1996
                                                         --------------------------        ------------------------
                                                              RMB             USD            RMB              USD
ASSETS
Current assets:
     Cash                                                    37,492           4,523          61,296           7,394
     Accounts receivable, net                               115,530          13,936         112,006          13,511
     Due from related companies                               4,720             569           2,031             245
     Due from CISP, current portion                          32,562           3,928          12,999           1,568
     Prepayments, deposits, and other current assets         50,416           6,082          48,264           5,822
     Inventories, net                                       337,126          40,667         316,919          38,229
                                                         ----------      ----------      ----------      ----------
          Total current assets                              577,846          69,705         553,515          66,769

Investment Properties                                        52,247           6,302              --              --
Due from CISP, long-term portion                            126,947          15,313          38,192           4,607
Investment in an associated company                          63,671           7,680          58,992           7,116
Investments and notes receivable                             30,494           3,678          30,789           3,714
Deferred value added tax recoverable                         36,766           4,436          35,050           4,228
Property, plant and equipment, net                          208,093          25,102         214,222          25,841
Construction in progress                                         --              --              --              --
Goodwill, net                                                16,844           2,032          17,061           2,058
                                                         ----------      ----------      ----------      ----------
     Total assets                                         1,112,908         134,248         947,821         114,333
                                                         ==========      ==========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                   25,782           3,110          49,715           5,997
     Long-term debt, current portion                          5,964             719          10,603           1,279
     Accounts payable                                       170,101          20,519         164,159          19,802
     Deposits from customers                                121,909          14,706         132,798          16,019
     Accrued liabilities                                    109,385          13,195         103,882          12,531
     Value added tax payable                                 21,629           2,609          22,449           2,708
     Due to related companies                                20,418           2,463           9,368           1,130
                                                         ----------      ----------      ----------      ----------
       Total current liabilities                            475,188          57,321         492,973          59,466

Long-term debt                                               23,861           2,878              --              --
                                                         ----------      ----------      ----------      ----------
    Total liabilities                                       499,049          60,199         492,973          59,466
                                                         ----------      ----------      ----------      ----------
Minority interests                                          164,886          19,890         147,454          17,787
                                                         ----------      ----------      ----------      ----------

Shareholders' equity:
Preferred stock, par value $0.001                                --              --              --              --
       Series A convertible                                      --              --              --              --
       Series B convertible and redeemable                       --              --              --              --
Common stock, par value $0.001                                   75               9              75               9
Treasury stock,  27,500 shares                               (1,420)           (171)         (1,420)           (171)
Additional paid-in capital                                  181,651          21,912         189,418          22,849
10% Convertible Debenture                                        --              --              --              --
9% Convertible Notes                                        124,290          14,993              --              --
Dedicated capital                                            30,009           3,620          23,245           2,804
Retained earnings                                           110,102          13,281          92,235          11,126
Cumulative translation adjustments                            4,266             515           3,840             463
                                                         ----------      ----------      ----------      ----------
       Total shareholders' equity                           448,973          54,159         307,393          37,080
                                                         ----------      ----------      ----------      ----------
       Total liabilities, minority interests and
         shareholders' equity                             1,112,908         134,248         947,821         114,333
                                                         ==========      ==========      ==========      ==========


      See accompanying notes to condensed consolidated financial statements

                                      Pg. 1

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            JAN-JUN 1997                      JAN-JUN 1996
                                                   -----------------------------     ----------------------------
                                                        RMB               USD             RMB              USD
Net sales                                              497,524           60,015          457,351           55,169
Cost of goods sold                                    (431,981)         (52,109)        (390,285)         (47,079)
                                                   -----------      -----------      -----------      -----------

Gross profit                                            65,543            7,906           67,066            8,090

Selling, general and administrative expenses           (27,685)          (3,340)         (30,499)          (3,679)
Interest income/(expenses), net                         (3,087)            (372)           1,293              156
Other income, net                                        3,023              365           21,595            2,605
Share of income of an associated company                 4,684              565            2,329              281
                                                   -----------      -----------      -----------      -----------
Income before income taxes                              42,478            5,124           61,784            7,453

Provision for income taxes                                (415)             (50)              --               --
                                                   -----------      -----------      -----------      -----------

Income before minority interests                        42,063            5,074           61,784            7,453

Minority interests                                     (17,432)          (2,103)         (18,477)          (2,229)
                                                   -----------      -----------      -----------      -----------
Net income                                              24,631            2,971           43,307            5,224
                                                   ===========      ===========      ===========      ===========

Primary earnings per common share:

Net income                                                2.72             0.33             5.22             0.63
                                                   ===========      ===========      ===========      ===========

Weighted average number of shares outstanding        9,039,645        9,039,645        8,293,938        8,293,938
                                                   ===========      ===========      ===========      ===========

Fully dilutive earnings per common share                  2.16             0.26
                                                   ===========      ===========      ===========      ===========

Weighted average number of shares
outstanding used in fully dilutive calculation      13,657,761       13,657,761
                                                   ===========      ===========      ===========      ===========



      See accompanying notes to condensed consolidated financial statements


                                      Pg. 2

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            APR-JUN 1997                      APR-JUN 1996
                                                   ----------------------------      ----------------------------
                                                        RMB              USD              RMB              USD
Net sales                                              245,624           29,629          223,341           26,941
Cost of goods sold                                    (209,627)         (25,287)        (190,637)         (22,996)
                                                   -----------      -----------      -----------      -----------

Gross profit                                            35,997            4,342           32,704            3,945

Selling, general and administrative expenses           (11,445)          (1,381)         (14,168)          (1,709)
Interest income/(expenses), net                         (1,711)            (206)             738               89
Other income, net                                        2,474              298            7,793              940
Share of income of an associated company                 2,382              287               33                4
                                                   -----------      -----------      -----------      -----------
Income before income taxes                              27,697            3,340           27,100            3,269

Provision for income taxes                                (415)             (50)              --               --
                                                   -----------      -----------      -----------      -----------

Income before minority interests                        27,282            3,290           27,100            3,269

Minority interests                                     (10,993)          (1,325)          (9,401)          (1,134)
                                                   -----------      -----------      -----------      -----------
Net income                                              16,289            1,965           17,699            2,135
                                                   ===========      ===========      ===========      ===========

Primary earnings per common share:

Net income                                                1.80             0.22             2.05             0.25
                                                   ===========      ===========      ===========      ===========

Weighted average number of shares outstanding        9,039,645        9,039,645        8,639,557        8,639,557
                                                   ===========      ===========      ===========      ===========

Fully dilutive earnings per common share                  1.38             0.17
                                                   ===========      ===========      ===========      ===========

Weighted average number of shares
outstanding used in fully dilutive calculation      13,657,761       13,657,761
                                                   ===========      ===========      ===========      ===========



      See accompanying notes to condensed consolidated financial statements


                                      Pg. 3

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                        (AMOUNTS EXPRESSED IN THOUSANDS)


                                                                      1997                       1996
                                                            ----------------------      ----------------------
                                                               RMB          USD           RMB           USD
Cash flows from operating activities :

Net income (loss)                                             24,631         2,971        43,307         5,224

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
 Equity gain on CPC                                           (4,683)         (565)       (4,676)         (564)
 Amortization of goodwill                                        220            27         1,824           220
 Amortization of depreciation                                  5,553           670         3,150           380
 Loss on disposals of fixed assets                               132            16           274            33
 Profit on disposals of investment properties                 (2,335)         (282)           --            --
 Minority interests                                           17,431         2,103        18,478         2,229
 Effect of cumulative translation adjustment                     425            51        (3,225)         (389)

(Increase) Decrease in operating assets
 Accounts receivable,                                         (3,527)         (425)        3,590           433
 Inventories, net                                            (20,207)       (2,438)      (17,028)       (2,054)
 Prepayments and other current assets                         (2,147)         (259)       (3,067)         (370)

Increase (Decrease) in operating liabilities:
 Accounts payable, net                                      (102,376)      (12,349)      (35,000)       (4,222)
 Accrued liabilities                                           5,501           664         2,271           274
 Deposit from customers                                      (10,883)       (1,313)        2,984           360
 Taxation                                                     (2,535)         (306)        5,820           702
                                                            --------      --------      --------      --------
Net cash provided by (used in) operating activities          (94,800)      (11,435)       18,702         2,256
                                                            --------      --------      --------      --------
Cash flows from investing activities:
 Acquisition of investments and notes receivable                (296)          (36)       (5,745)         (693)
 Acquisition of fixed assets                                    (574)          (69)       (3,648)         (440)
 Acquisition of investment properties, net                  (102,912)      (12,414)           --            --
 Proceeds from disposals of investment properties             53,000         6,393            --            --
 Acquisition of construction progress                             --            --       (52,061)       (6,280)
                                                            --------      --------      --------      --------
Net cash provided by (used in) investing activities          (50,782)       (6,126)      (61,454)       (7,413)
                                                            --------      --------      --------      --------
Cash flows from financing activities:
 Decrease in short-term borrowings                           (23,934)       (2,887)      (58,038)       (7,001)
 (Decrease) increase in obligations under
 lease purchase contracts                                     (2,034)         (245)          141            17
Other long-term liabilities                                   15,090         1,820       (35,249)       (4,252)
Due from related companies and holding company                (2,689)         (324)          (25)           (3)
Due to related companies and holding company                  11,055         1,334        (5,687)         (686)
Proceeds from issue of Convertible note                      124,290        14,993            --            --
Increase in Treasury stock                                        --            --        (1,418)         (171)
Proceeds from issuance of stock                                   --            --        94,804        11,436
                                                            --------      --------      --------      --------
Net cash provided by (used in) financing activities          121,778        14,690        (5,471)         (660)
                                                            --------      --------      --------      --------
 Net increase (decrease) in cash                             (23,804)       (2,871)      (48,223)       (5,817)
 Cash at beginning of period                                  61,296         7,394       121,788        14,691
                                                            --------      --------      --------      --------
 Cash at end of period                                        37,492         4,523        73,565         8,874
                                                            --------      --------      --------      --------



      See accompanying notes to condensed consolidated financial statements

                                      Pg. 4

                      China Pacific, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)


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


3.    BUSINESS AND ORGANIZATION

      Effective July 1, 1995, the Company acquired a 60% interest in Chengdu Chengkang Iron and Steel Company Limited ("Chengdu Steel"), a sino-foreign joint venture engaged in the manufacturing of iron and steel products in the People Republic of China.

      Effective December 29, 1995, the Company's then 51% owned subsidiary, China Pacific Construction (B.V.I.) Limited (formerly known as China Treasure Construction (B.V.I.) Limited), disposed of its entire equity interest in the Sun City development.


4.   INVENTORIES

      Inventories comprised of:

                                                        June 30, 1997
                                                 --------------------------
                                                 RMB'000            USD'000
      Raw materials                              265,361            32,010
      Work-in-process                             60,705             7,323
      Finished goods                              11,060             1,334
                                                 -------           -------
                                                 337,126            40,667
                                                 =======           =======

      Inventories are stated at the lower of cost, on a first-in first-out basis, or market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.


5.    INVESTMENT PROPERTIES

      As of June 30, 1997, the Company held one residential property in Hong Kong, with a carrying value of RMB52.2 million. During the six months ended June 30, 1997, the Company disposed one of its two residential properties in Hong Kong for an aggregate consideration of approximately RMB56.8 million. The Company acquired the two residential properties during the first quarter of 1997 for an aggregate consideration of approximately RMB104.1 million.


                                     Pg. 5

6.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment comprised:

                                                       June 30, 1997
                                                  -----------------------
                                                  RMB'000         USD'000
      Buildings                                   184,523          22,259
      Machinery and equipment                      39,455           4,759
      Motor Vehicles                                3,621             437
      Furniture and office equipment                1,213             146
                                                 --------        --------
                                                  228,812          27,601

      Less Accumulated depreciation               (20,719)         (2,499)
                                                 --------        --------
                                                  208,093          25,102
                                                 ========        ========


7.    GOODWILL

      Goodwill, being the excess of cost over fair value of the net assets of CPS and CCIS acquired, is amortized on a straight-line basis over forty years. The amortization recorded for 1996 and for the period ended June 30, 1997 was approximately RMB 439,370.00 and RMB220,000.00 respectively. Accumulated amortization as of December 31, 1996 and June 30, 1997 was approximately RMB671,490.00 and RMB886,000.00. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for CPS/CCIS having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at June 30, 1997.


8.    SHAREHOLDERS' EQUITY

      ISSUANCE OF 9% CONVERTIBLE NOTES

      During the six months ended June 30, 1997, the Company offered Convertible Notes to non-US Investors pursuant to the provisions of Regulation S under the U.S. Securities Act of 1933. Pursuant to such offering, the Company sold USD15 million (equivalent to RMB 124.3 million) of 9% Convertible Notes for net consideration of USD13.95 million (equivalent to RMB 115.65 million).

      10% CONVERTIBLE DEBENTURE

      During the six months ended June 30, 1997, USD200,000.00 (equivalent to RMB1.66 million) of 10% Convertible Debentures due on November 27, 1997, together with approximately USD26,205.44 of the related accrued interest, were converted into 83,261 shares of common stock of the Company at an average conversion price of approximately USD2.7168 each. No 10% Convertible Debentures remain outstanding.

      TREASURY STOCK

      During May 1996, the Company acquired 27,500 shares of its common stock in the open market for aggregate consideration of USD171,000.00 (equivalent to RMB1.42 million) representing an average price of USD6.20.

      WARRANTS

      In 1995, the Company issued 550,755 warrants to a third party for investment banking services on a conversion basis of 4 warrants for 1 share of common stock of the Company at an exercise price of USD15.24 per share (after adjusting for the one-for-four reverse stock split). The warrants will expire in September 2000. No warrants have been exercised.

      During the three months ended March 31, 1997, the placement agent for the sale of the 9% Convertible Notes described above was granted a five year warrant exercisable to acquire up to 300,000 shares of the common stock of the Company at a price of USD4.00 per share. The warrant has not been exercised.


                                     Pg. 6

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1997


                                                   COMMON STOCK                          TREASURY
                                             --------------------------         ---------------------------
                                             NUMBER OF                          NUMBER OF
                                              SHARES             AMOUNT          SHARES             AMOUNT
                                             ---------           ------         ---------           -------
                                              RMB'000                            RMB'000
Balance as of December 31, 1996              8,956,384               75          (27,500)            1,420

Net income                                          --               --               --                --

Issuance of 10% Convertible Debenture           83,261               --               --                --

Transfer to dedicated capital                       --               --               --                --

Translation adjustments                             --               --               --                --

                                             ---------           ------        ---------           -------
Balance as of June 30, 1997                  9,039,645               75          (27,500)            1,420
                                             =========           ======        =========           =======

                                                                              RETAINED
                                            ADDITIONAL                        EARNINGS         CUMULATIVE
                                             PAID-IN         DEDICATED      (ACCUMULATED      TRANSLATION
                                             CAPITAL          CAPITAL         DEFICIT)        ADJUSTMENTS
                                            ----------       ---------      ------------      -----------
                                             RMB'000          RMB'000          RMB'000           RMB'000
Balance as of December 31, 1996               189,418           23,245          92,235            3,840

Net income                                         --               --          24,631               --

Issuance of 10% Convertible Debenture          (7,767)              --              --               --

Transfer to dedicated capital                      --            6,764          (6,764)              --

Translation adjustments                            --               --              --              426
                                             --------         --------        --------           ------
Balance as of June 30, 1997                   181,651           30,009         110,102            4,266
                                             ========         ========        ========           ======



   The accompanying notes are an integral part of these financial statements.




                                     Pg. 7

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


9.    OTHER INCOME - MINIMUM PROFIT GUARANTEES

      In 1996, pursuant to the terms governing the formation of Chengdu Steel and the Company's acquisition of a 60% interest in Chengdu Steel, Chengdu Iron and Steel Plant guaranteed a minimum after tax profit to Chengdu Steel of Rmb 150 million (approximately equivalent to USD18 million). During 1996, the Company estimated annual after tax profits of Chengdu Steel periodically in order to determine whether payments would be due to China Pacific Steel Limited, the Company's wholly-owned subsidiary and 60% owner of Chengdu Steel, pursuant to such profit guarantee. Based on earnings for the six months ended June 30, 1996, the estimated short-fall in after tax profits of Chengdu Steel during the 1st and 2nd quarters of 1996 resulted in a payment to China Pacific Steel Limited of USD2,319,000 pursuant to the estimated payments under such guarantee. Such estimated guarantee payments are recorded as other income and will be adjusted periodically to reflect actual results of Chengdu Steel.

      During the period ended June 30, 1997, no guarantee payments were applicable because no such guarantee payments are to be made after December 31, 1996.


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

      On May 1, 1997, the Company filed an answer to the Complaint and a counterclaim for breach of contract and misappropriation of property against the brokerage firm, seeking damages of not less than USD0.5 million (equivalent to RMB4.15 million).

      In addition, on May 1, 1997 the Company also filed a third-party complaint against the Company's former counsel for fraud, fraud-concealment and breach of fiduciary duty, professional malpractice and misappropriation of property, seeking compensatory damages of not less than USD5 million (equivalent to RMB41.5 million) and punitive damages of not less than USD1.5 million (equivalent to RMB12.44 million).


12.   SUBSEQUENT EVENTS

      After June 30, 1997, the following subsequent events took place:

      The Company disposed its investment property in Hong Kong for an aggregate consideration of RMB60 million and with an estimated profit of RMB4.7 million.


                                     Pg. 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      MATERIAL CHANGES AND RESULTS OF OPERATIONS

     Net sales during the six months ended June 30, 1997 totaled USD60.0 million compared to net sales of USD55.2 million during the six months ended June 30, 1996. The increase of 8.8% in net sales was attributable to an improvement in production capacity relating to the installation of a new blast furnace during the second quarter of 1996.

     Cost of goods sold during the six months ended June 30, 1997 totaled USD52.1 million as compared to USD47.1 million during the six months ended June 30, 1996. The increase in cost of goods sold was attributable to (1) the increase in sales resulting from commencement of operations of the new blast furnace and (2) the increase in direct materials costs of about 10% as compared with the six months ended June 30, 1996.

     Gross profits decreased by 1.5% from USD8.1 million (14.7% of net sales) during the period ended June 30, 1996 to USD7.9 million (13.2% of net sales) during the same period in 1997. The slight decrease in profit margin during the period was due to (i) unrelenting market competition, and (ii) an increase of 10% in direct materials costs, yet these unfavorable circumstances were partly relieved by (i) cost reductions implemented at the Company's factory, and (ii) the improvement of production efficiency and capacity resulting from the completion of the No. 3 blast furnace and No. 1 continuous casting machine.

     Selling, general and administrative expenses ("SG&A") during the six months ended June 30, 1997 totaled USD3.3 million as compared to USD3.7 million during the six months ended June 30, 1996. There is no significant change as compared with the prior period.

     Interest expenses, net, during the six months ended June 30, 1997 totaled USD372,000, as compared to interest income of USD156,000 during the six months ended June 30, 1996. The current period interest expenses, net, were attributable to (1) USD605,000 convertible note interest for the 9% convertible note due January 15, 1999, (2) promissory notes interest receivable of USD173,000 and (3) bank interest received of USD60,000.

     Other income, net, during the six months ended June 30, 1997 totaled USD365,000. The Company reported USD2.9 million of other income, net, during the six months ended June 30, 1996. Other income for the 1997 period represents (i) a gain upon disposal of an investment property in Hong Kong of USD302,000, and
(ii) the Company's allocable share of profits of USD565,000 in 1997 from China Pacific Construction (B.V.I.) Limited. Other income for the prior period was attributable to (1) estimated compensation of USD2.3 million payable to the Company's subsidiary, China Pacific Steel Limited, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from Chengdu Iron and Steel Plant ("CISP") to China Pacific Steel Limited whereby CISP guaranteed after tax profits of Chengdu Steel of not less than RMB 150 million (approximately USD18 million) during 1996, and (2) the Company's allocable share of profits of USD281,000 in 1996 from China Pacific Construction (B.V.I.) Limited following the sale of the Company's interest in Sun City and the reduction in the Company's ownership interest in China Pacific Construction to 50%.

     Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the first six months of 1996 and 1997.

     Net income during the period ended June 30, 1997 totaled USD3.0 million as compared to USD5.2 million during the first six months of 1996.

      MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997 the Company had working capital of USD12.4 million and cash balances of USD4.5 million, as compared to a working capital balance of USD7.3 million and a cash balance of USD7.4 million at December 31, 1996. The change in cash and working capital was attributable to a combination of (i) cash flows from profitable operations, (ii) the receipt of USD13.95 million (equivalent to RMB115.65 million) of net proceeds from the sale of 9% convertible notes during 1997, (iii) the acquisition of various fixed assets and inventories, (iv) the acquisition of two residential properties in Hong Kong for investment purposes, for an aggregate consideration of approximately USD12.56 million (equivalent to RMB104.1 million) and subsequent disposal of one of the above properties for a consideration of USD6.4 million (equivalent to RMB53.1 million), and (v) other expenditures.

     At June 30, 1997, the primary obligations of the Company consisted of (i) USD3.6 million in mortgage loans for financing the Company's one remaining investment property, and (ii) 9% convertible notes in the amount of USD15.00 million.


                                     Pg. 9

     Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of USD$5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. However, the Company is unable to predict the outcome of this dispute and if the outcome is adverse to the Company, the Company's financial position and operating results could be adversely affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

           On May 1, 1997 the Company filed an answer to the Complaint and a counterclaim for breach of contract and misappropriation of property against the brokerage firm, seeking damages of not less than USD0.5 million. In addition, on May 1, 1997 the Company also filed a third-party complaint against the Company's former counsel for fraud, fraud-concealment and breach of fiduciary duty, professional malpractice and misappropriation of property, seeking compensatory damages of not less than USD5 million and punitive damages of not less than USD1.5 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           (a) On July 16, 1997, an Annual Meeting of Shareholders of China Pacific, Inc. was held.

           (b)    Not Applicable.

           (c) The following directors were elected (by the votes indicated) at such meeting: Clement Mak Shiu Tong (8,367,140 For, 0 Against, 110,687 Abstentions or Broker Non-Votes), Cheng Yuk Cheng (8,365,065 For, 0 Against, 112,762 Abstentions or Broker Non-Votes), Thomas Tong Long Tin (8,364,365 For, 0 Against, 113,462 Abstentions or Broker Non-Votes), Kwan Pak Hoo (8,367,465 For, 0 Against, 110,362 Abstentions or Broker Non-Votes), Tan Jian Sheng (8,367,465 For, 0 Against, 110,362 Abstentions or Broker Non-Votes), Zhang Guo Liang (8,364,265 For, 0 Against, 113,562 Abstentions or Broker Non-Votes), and Zhang Xin Min (8,365,015 For, 0 Against, 112,812 Abstentions or Broker Non-Votes).

                  In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

                  (i) Ratification of appointment of Arthur Andersen & Co. SC as the Company's independent auditor (8,449,113 For, 20,682 Against, 8,032 Abstentions and Broker Non-Votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits - 27.1 - Financial Data Schedule

           (b)    Reports on Form 8-K

                  None.


                                     Pg. 10

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CHINA PACIFIC, INC.

Date:  August 11, 1997


                                          /s/ Clement Mak Shiu Tong
                                          ------------------------------------
                                          Clement Mak Shiu Tong, President and
                                          Chief Executive Officer


Date:  August 11, 1997


                                          /s/ Thomas Tong
                                          ------------------------------------
                                          Thomas Tong, Treasurer and Chief
                                          Financial Officer


                                     Pg. 11