Form 10-Q
period 1997-09-30
CHINA PACIFIC INC
filed 1997-11-13
CIK 789857

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO ___________ .

                             COMMISSION FILE NO. 0-26232

                                 CHINA PACIFIC, INC.
                                 -------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Nevada                                   87-0429945
---------------------------------      -------------------------------------
(State or Other Jurisdiction of          (IRS Employer Identification No.)
 Incorporation or Organization)

                    RM. 2008 SUN HUNG KAI CENTRE, 30 HARBOUR ROAD

                                  WANCHAI, HONG KONG
                                  ------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   (852) 2802 3068
                                   ---------------
                              (ISSUER TELEPHONE NUMBER)

       --------------------------------------------------------------------
                (Former Name, former address and former fiscal year,
                         if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x      No
    -----       -----

       As of October 31, 1997, 9,039,645 shares of Common Stock of the issuer were outstanding.

                                 CHINA PACIFIC, INC.

                                        INDEX
                                                                  PAGE NUMBER
                                                                  -----------
PART I - FINANCIAL INFORMATION....................................      1

 Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and
         December 31, 1996........................................      1

         Consolidated Statements of Operations - For the nine
         months ended September 30, 1997 and 1996.................      2

         Consolidated Statements of Operations - For the three
         months ended September 30, 1997 and 1996.................      3

         Consolidated Statements of Cash Flows - For the nine
         months ended September 30, 1997 and 1996.................      4

         Notes to Condensed Consolidated Financial Statements.....    5-9

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................  10-11

PART II - OTHER INFORMATION.......................................     12

 Item 1.   Legal Proceedings......................................     12

 Item 4.   Submission of Matters to a Vote of Security Holders....     12

 Item 6.   Exhibits and Reports on Form 8-K.......................     12

SIGNATURES........................................................     13

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CHINA PACIFIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             AS AT SEPTEMBER 30, 1997
                           (AMOUNTS EXPRESSED IN THOUSANDS)


                                       SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                       ------------------  -----------------
                                          RMB       USD       RMB      USD
ASSETS
Current assets:
    Cash                                 31,810    3,837     61,296    7,394
    Accounts receivable, net            151,346   18,256    112,006   13,511
    Due from related companies            7,783      939      2,031      245
    Due from CISP, current portion       35,395    4,270     12,999    1,568
    Prepayments, deposits, and other
      current assets                     43,887    5,294     48,264    5,822
    Inventories, net                    324,888   39,190    316,919   38,229
                                      --------- --------  --------- --------
      Total current assets              595,109   71,786    553,515   66,769

Investment Properties                    75,333    9,087          -        -
Due from CISP, long-term portion        126,947   15,313     38,192    4,607
Investment in an associated company      66,225    7,989     58,992    7,116
Investments and notes receivable         30,494    3,678     30,789    3,714
Deferred value added tax recoverable     23,766    2,867     35,050    4,228
Property, plant and equipment, net      206,318   24,888    214,222   25,841
Construction in progress                      -        -          -        -
Goodwill, net                            16,734    2,019     17,061    2,058
                                      --------- --------  --------- --------
      Total assets                    1,140,926  137,627    947,821  114,333
                                      --------- --------  --------- --------
                                      --------- --------  --------- --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                16,003    1,930     49,715    5,997
    Long-term debt, current portion         668       81     10,603    1,279
    Accounts payable                    120,369   14,520    164,159   19,802
    Deposits from customers             136,586   16,476    132,798   16,019
    Accrued liabilities                 144,592   17,442    103,882   12,531
    Value added tax payable              42,713    5,152     22,449    2,708
    Due to related companies              5,793      699      9,368    1,130
                                      --------- --------  --------- --------
      Total current liabilities         466,724   56,300    492,974   59,466

Long-term debt                           42,660    5,146          -        -
                                      --------- --------  --------- --------
      Total liabilities                 509,384   61,446    492,974   59,466
                                      --------- --------  --------- --------
Minority interests                      171,372   20,672    147,454   17,787
                                      --------- --------  --------- --------
Shareholders' equity:
Preferred stock, par value $0.001             -        -          -        -
    Series A convertible                      -        -          -        -
    Series B convertible and redeemable       -        -          -        -
Common stock, par value $0.001               75        9         75        9
Treasury stock,  27,500 shares           (1,420)    (171)    (1,420)    (171)
Additional paid-in capital              181,651   21,912    189,418   22,849
7% Convertible Debenture                      -        -          -        -
9% Debenture Notes                      124,290   14,993          -        -
Dedicated capital                        32,592    3,931     23,245    2,804
Retained earnings                       118,726   14,322     92,235   11,126
Cumulative translation adjustments        4,256      513      3,840      463
                                      --------- --------  --------- --------
      Total shareholders' equity        460,170   55,509    307,393   37,080
                                      --------- --------  --------- --------
      Total liabilities, minority
        interests and shareholders'
        equity                        1,140,926  137,627    947,821  114,333
                                      --------- --------  --------- --------
                                      --------- --------  --------- --------

See accompanying notes to condensed consolidated financial statements

                                       Pg. 1

                       CHINA PACIFIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                JAN-SEPT 1997         JAN-SEPT 1996
                                            --------------------  -------------------
                                                RMB        USD       RMB       USD
Net sales                                     757,627     91,390    719,605     86,804
Cost of goods sold                           (656,046)   (79,137)  (617,340)   (74,468)
                                            ---------  ---------  ---------  ---------
Gross profit                                  101,581     12,253    102,265     12,336

Selling, general and administrative
  expenses                                    (48,312)    (5,828)   (45,603)    (5,501)
Interest income/(expenses), net                (4,966)      (599)     1,675        202
Other income, net                               8,751      1,056     29,670      3,579
Share of income of an associated company        7,236        873      7,444        898
                                            ---------  ---------  ---------  ---------
Income before income taxes                     64,290      7,755     95,451     11,514

Provision for income taxes                     (4,533)      (547)         -          -
                                            ---------  ---------  ---------  ---------
Income before minority interests               59,757      7,208     95,451     11,514

Minority interests                            (23,918)    (2,885)   (28,617)    (3,452)
                                            ---------  ---------  ---------  ---------
Net income                                     35,839      4,323     66,834      8,062
                                            ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------
Primary earnings per common share:

Net income                                       3.96       0.48       7.71       0.93
                                            ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------
Weighted average number of shares
  outstanding                               9,039,645  9,039,645  8,673,156  8,673,156
                                            ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------
Fully dilutive earnings per common share          3.2       0.39
                                            ---------  ---------
                                            ---------  ---------
Weighted average number of shares
  outstanding used in fully dilutive
  calculation                              13,680,889 13,680,889
                                           ---------- ----------
                                           ---------- ----------

See accompanying notes to condensed consolidated financial statements

                                       Pg. 2

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             JULY-SEPTEMBER 1997   JULY-SEPTEMBER 1996
                                            --------------------  ---------------------
                                                 RMB       USD         RMB      USD
Net sales                                      260,103     31,375     262,254    31,635
Cost of goods sold                            (224,065)   (27,028)   (227,055)  (27,389)
                                            ---------- ----------   --------- ---------
Gross profit                                    36,038      4,347      35,199     4,246

Selling, general and administrative
  expenses                                     (20,627)    (2,488)    (15,104)   (1,822)
Interest income/(expenses), net                 (1,879)      (227)        381        46
Other income, net                                5,728        691       8,079       975
Share of income of an associated company         2,552        308       5,115       617
                                            ---------- ----------   --------- ---------
Income before income taxes                      21,812      2,631      33,670     4,062

Provision for income taxes                      (4,118)      (497)          -         -
                                            ---------- ----------   --------- ---------
Income before minority interests                17,694      2,134      33,670     4,062

Minority interests                              (6,486)      (782)    (10,139)   (1,223)
                                            ---------- ----------   --------- ---------
Net income                                      11,208      1,352      23,531     2,839
                                            ---------- ----------   --------- ---------
                                            ---------- ----------   --------- ---------
Primary earnings per common share:

Net income                                        1.24       0.15        2.61      0.32
                                            ---------- ----------   --------- ---------
                                            ---------- ----------   --------- ---------
Weighted average number of shares
  outstanding                                9,039,645  9,039,645   8,998,901 8,998,901
                                            ---------- ----------   --------- ---------
                                            ---------- ----------   --------- ---------

Fully dilutive earnings per common share          1.02       0.12
                                            ---------- ----------
                                            ---------- ----------
Weighted average number of shares
  outstanding used in fully dilutive
  calculation                               13,680,889 13,680,889
                                            ---------- ----------
                                            ---------- ----------

See accompanying notes to condensed consolidated financial statements

                                       Pg. 3

                    CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                        (AMOUNTS EXPRESSED IN THOUSANDS)

                                                             1997               1996
                                                    -------------------- -----------------
                                                        RMB       USD       RMB      USD
Cash flows from operating activities :

Net income                                             35,839   4,323      43,307    5,224

Adjustments to reconcile net income
to net cash provided by (used in) operating
activities:
 Equity gain on CPC                                    (7,237)   (873)     (7,444)    (898)
 Amortization of goodwill                                 330      40       1,824      220
 Amortization of depreciation                           8,249     995       3,150      380
 Loss on disposals of fixed assets                        132      16         274       33
 Profit on disposals of investment properties         (12,346) (1,489)          -        -
 Minority interests                                    23,918   2,885      18,478    2,229
 Effect of cumulative translation adjustment              415      50      (3,225)    (389)

(Increase) Decrease in operating assets
 Accounts receivable,                                 (39,342) (4,746)      3,590      433
 Inventories, net                                      (7,969)   (961)    (17,028)  (2,054)
 Prepayments and other current assets                  (5,620)   (678)     (3,067)    (370)

Increase (Decrease) in operating liabilities:
 Accounts payable, net                               (113,610)(13,704)    (35,000)  (4,222)
 Accrued liabilities                                   10,710   1,292       2,271      274
 Deposit from customers                                 3,788     457       2,984      360
 Taxation                                              31,552   3,806       5,820      702
                                                     -------- -------     -------  -------
Net cash provided by (used in) operating activities   (71,191) (8,587)     15,934    1,922
                                                     -------- -------     -------  -------
Cash flows from investing activities:
 Acquisition of investments and notes receivable            -       -      (5,745)    (693)
 Acquisition of fixed assets                           (3,163)   (382)     (3,648)    (440)
 Acquisition of investment properties, net           (179,827)(21,692)          -        -
 Proceeds from disposals of fixed assets                2,685     324
 Proceeds from disposals of investment properties     116,840  14,094           -        -
 Acquisition of construction progress                       -       -     (52,061)  (6,280)
                                                     -------- -------     -------  -------
Net cash provided by (used in) investing activities   (63,465) (7,656)    (61,454)  (7,413)
                                                     -------- -------     -------  -------
Cash flows from financing activities:
Decrease in short-term borrowings                     (33,712) (4,067)    (58,038)  (7,001)
(Decrease) increase in obligations under
  lease purchase contracts                               (181)    (22)        142       17
Other long-term liabilities                            33,018   3,983     (27,805)  (3,354)
Due from related companies and holding company         (6,903)   (833)        (25)      (3)
Due to related companies and holding company           (3,575)   (431)     (5,687)    (686)
Increase in additional paid-in capital                 (7,767)   (937)     (4,676)    (564)
Proceeds from issue of Convertible note               124,290  14,993           -        -
Increase in Treasury stock                                  -       -      (1,418)    (171)
Proceeds from issuance of stock                             -       -      94,804   11,436
                                                     -------- -------     -------  -------
Net cash provided by (used in) financing
  activities                                          105,170  12,686      (2,703)    (326)
                                                     -------- -------     -------  -------
 Net increase (decrease) in cash                      (29,486) (3,557)    (48,223)  (5,817)
 Cash at beginning of period                           61,296   7,394     121,788   14,691
                                                     -------- -------     -------  -------
 Cash at end of period                                 31,810   3,837     (73,565)   8,874
                                                     -------- -------     -------  -------
                                                     -------- -------     -------  -------

See accompanying notes to condensed consolidated financial statements

                                       Pg. 4

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (Unaudited)


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

2.  CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

    The Company financial information is presented in Reminbi
    (RMB). The translation of the financial statements of foreign subsidiaries into U.S. dollars (USD) is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

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

4.  INVENTORIES

    Inventories comprised:                            September 30, 1997
                                               ------------------------------
                                               RMB'000               USD'000

    Raw materials                              251,546                30,343
    Work-in-process                             68,813                 8,301
    Finished goods                               4,529                   546
                                               -------               -------
                                               324,888                39,190
                                               -------               -------
                                               -------               -------

    Inventories are stated at the lower of cost, on a first-in first-out basis, or market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

                                    Pg. 5

5.  INVESTMENT PROPERTIES

    As of September 30, 1997, the Company held two residential properties in Hong Kong which were acquired during the third quarter of 1997, with a carrying value of RMB75.3 million. During the nine months ended September 30, 1997, the Company disposed of two residential properties in Hong Kong for an aggregate consideration of approximately RMB116.8 million, which the Company acquired during the first quarter of 1997 for an aggregate consideration of approximately RMB104.5 million.

6.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment comprised of:

                                         September 30, 1997
                                       ----------------------
                                       RMB'000       USD'000
    Buildings                          184,523        22,259
    Machinery and equipment             39,455         4,759
    Motor Vehicles                       3,621           437
    Furniture and office equipment       1,354           163
                                      --------       -------
                                       228,953        27,618
    Less:  Accumulated depreciation    (22,635)      ( 2,730)
                                      --------       -------
                                       206,318        24,888
                                      --------       -------
                                      --------       -------

7.  GOODWILL

    Goodwill, being the excess of cost over fair value of the net assets of CPS and CCIS acquired, is amortized on a straight-line basis over forty years. The amortization recorded for 1996 and period ended September 30, 1997 was approximately RMB439,370.00 and RMB330,000.00, respectively. Accumulated amortization as of December 31, 1996 and September 30, 1997 was approximately RMB671,490.00 and RMB996,000.00. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for CPS/CCIS having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at September 30, 1997.

8.  TAXATION

    During the nine months ended September 30, 1997, the Company made a provision for taxation from the gain on the disposals of two investment properties in Hong Kong which amounted to RMB1.2 million. The provision for taxation of income from the Chengdu Steel joint venture enterprise established in the PRC amounted to RMB3.3 million, which is being calculated on the basis of profit arising from the operation of the PRC's joint venture from June 30, 1997 to September 30, 1997.

                                    Pg. 6

9.  SHAREHOLDERS' EQUITY

    ISSUANCE OF 9% CONVERTIBLE NOTES

    During the nine months ended September 30, 1997, the Company offered Convertible Notes to non-US Investors pursuant to the provisions of Regulation S under the U.S. Securities Act of 1933. Pursuant to such offering, the Company sold USD15 million (equivalent to RMB124.35 million) of 9% Convertible Notes for net consideration of USD13.95 million (equivalent to RMB115.65 million)

    10% CONVERTIBLE DEBENTURE

    During the nine months ended September 30, 1997, USD200,000.00 (equivalent to RMB1.66 million) of 10% Convertible Debentures due on November 1997, together with approximately USD26,205.44 of the related accrued interest, were converted into 83,261 shares of common stock of the Company at an average conversion price of approximately USD2.7168 each. No 10% Convertible Debentures are outstanding.

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

    During the nine months ended September 30, 1997, the placement agent for the sale of the 9% Convertible Notes described above was granted a five year warrant exercisable to acquire up to 300,000 shares of the Company's common stock at a price of USD4.00 per share. Up to the balance sheet date, the warrant has not been exercised.

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

                              Pg. 7

10. OTHER INCOME - MINIMUM PROFIT GUARANTEES

    In 1996, pursuant to the terms governing the formation of Chengdu Steel and the Company's acquisition of a 60% interest in Chengdu Steel, Chengdu Iron and Steel Plant guaranteed a minimum after tax profit to Chengdu Steel of RMB150 million (approximately equivalent to USD18 million).

    During 1996, the Company estimated annual after tax profits of Chengdu Steel periodically in order to determine whether payments will be due to China Pacific Steel Limited, the Company's wholly-owned subsidiary and 60% owner of Chengdu Steel, pursuant to such profit guarantee. Based on earnings in the nine months ended September 30, 1996, the estimated short-fall in after tax profits of Chengdu Steel during the 1st, 2nd and 3rd quarters 1996 resulted in a payment to China Pacific Steel Limited of USD3,400,000 pursuant to the estimated payments under such guarantee. Such estimated guarantee payments are recorded as other income and will be adjusted periodically to reflect actual results of Chengdu Steel.

    During the period ended September 30, 1997, no guarantee payments were applicable because no such guarantee payments are to be made after December 31, 1996.

11. EARNINGS PER SHARE

    Earnings per share is calculated for each period and the shares outstanding have been adjusted to give retroactive effect to the 1-for-4 reverse stock split which became effective July 9, 1996.

12. OUTSTANDING LITIGATION

    On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of USD5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,729 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. The Company believes this claim is without merit and plans to contest such claim vigorously. However, the Company is unable to predict the outcome of this dispute and if the outcome is adverse to the Company, the Company's financial position and operating results could be adversely affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

    Subsequent to the period, the Company filed an answer to the Complaint and a counterclaim for breach of contract and misappropriation of property against the brokerage firm, seeking damages of not less than USD0.5 million (equivalent to RMB4.15 million). In addition, the Company also filed a third-party complaint against the Company's former counsel for fraud, fraud-concealment, breach of fiduciary duty, professional malpractice and misappropriation of property, seeking compensatory damages of not less than USD5 million (equivalent to RMB41.5 million) and punitive damages of not less than USD1.5 million (equivalent to RMB12.44 million).

                              Pg. 8

                                CHINA PACIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE PERIOD ENDED SEPTEMBER 30, 1997


                                    Common stock              Treasury                                  Retained
                                  -------------------- ---------------------   Additional               earnings       Cumulative
                                  Number of              Number of             paid-in    Dedicated  (Accumulated     translation
                                  shares       Amount    shares       Amount   capital     capital      Deficit)      adjustments
                                 ---------    --------   ---------  --------  ---------   ---------  ------------    ------------
                                               RMB'000               RMB'000   RMB'000      RMB'000    RMB'000          RMB'000
Balance as of December 31, 1996  8,956,384          75    (27,500)   (1,420)   189,418       23,245     92,235            3,840

Net income                              --          --         --        --         --           --     35,839               --

Issuance of 10% debenture Notes     83,261          --         --        --     (7,767)          --         --               --

Transfer to dedicated capital           --          --         --        --         --        9,347     (9,347)              --

Translation adjustments                 --          --         --        --         --           --         (1)             416
                                 ---------    --------   ---------  --------  ---------   ---------  ------------    ------------
Balance as of September 30, 1997 9,039,645          75    (27,500)   (1,420)  (181,651)      32,592    118,726            4,256
                                 ---------    --------   ---------  --------  ---------   ---------  ------------    ------------
                                 ---------    --------   ---------  --------  ---------   ---------  ------------    ------------

The accompanying notes are an integral part of these financial statements.

                              Pg. 9

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES AND RESULTS OF OPERATIONS

    Net sales during the nine months ended September 30, 1997 totaled USD91.4 million compared to net sales of USD86.8 million during the nine months ended September 30,1996. The increase of 5.3% in net sales was attributable to an improvement in production capacity as compared with the second and third quarters of 1996.

    Cost of goods sold during the nine months ended September 30,1997 totaled USD79.1 million as compared to USD74.5 million during the nine months ended September 30, 1996. The increase in cost of goods sold was attributable to (1) the increase in production volume as a result of the commencement of operations of the new blast furnace and (2) the increase in direct materials costs as a result of inflation in 1997 as compared with the nine months ended September 30, 1996.

    Gross profits decreased by 0.8% from USD12.33 million (14.2% of net sales) during the period ended September 30, 1996 to USD12.25 million (13.4% of net sales) during 1997. The slight decrease in profit margin during the period was due to the factory now undergoing heavy maintenance of the No. 1 blast furnace, but was partly relieved by the implementation of a cost reduction program, despite the increase of direct material costs mentioned above, and also by the improvement of efficiency and capacity of steel production upon the completion of the new No. 3 blast furnace and the No. 1 continuous casting machine.

    Selling, general and administrative expenses ("SG&A") during the nine months ended September 30, 1997 totaled USD5.8 million, as compared to USD5.5 million during the nine months ended September 30, 1996. The increase in SG&A resulted from general inflation in the first nine months of 1997.

    Interest Expenses, net, during the nine months ended September 30, 1997 totaled USD599,000, as compared to interest income of USD202,000 during the nine months ended September 30, 1996. The current period interest expenses, net, were attributable to (1) USD907,500 in interest payable on the 9% convertible note due January 15, 1999, (2) promissory note interest receivable of USD259,500, and
(3) bank interest received of USD49,000.

    Other income, net, during the nine months ended September 30, 1997 totaled USD1,056,000. The Company reported USD3.6 million of other income, net, during the nine months ended September 30, 1996. Other income represents (i) the net gain from disposal of investment property located in Hong Kong of USD753,000, and (ii) the Company's allocable share of profits of USD873,000 in 1997 from China Pacific Construction (B.V.I.) Limited. Other income for the last period was attributable to (1) estimated compensation of USD3.4 million payable to the Company's subsidiary, China Pacific Steel Limited, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from Chengdu Iron and Steel Plant ("CISP") to China Pacific Steel Limited whereby CISP guaranteed after tax profits of Chengdu Steel of not less than RMB150 million (approximately USD18 million) during 1996 and (2) the Company's allocable share of profits of USD898,000 in 1996 from China Pacific Construction (B.V.I.) Limited following the sale of the Company's interest in Sun City and the reduction in the Company's ownership interest in China Pacific Construction to 50%.

    Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the first nine months of 1996 and 1997.

    Net income during the quarter ended September 30, 1997 totaled USD4.3 million as compared to USD8.1 million during the first nine months of 1996.

                              Pg. 10

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997 the Company had working capital of USD15.5 million and a cash balance of USD3.8 million, as compared to a working capital balance of USD7.3 million and a cash balance of USD7.4 million at December 31 1996. The change in cash and working capital was attributable to a combination of (i) cash flows from profitable operations, (ii) the receipt of USD13.95 million (equivalent to RMB115.65 million) of net proceeds from the sale of 9% convertible notes during 1997, (iii) the acquisition of various fixed assets and inventories, (iv) up to September 30, 1997, the acquisition of four residential properties in Hong Kong for investment purposes, for an aggregate consideration of approximately USD21.7 million (equivalent to RMB180 million) and subsequent disposal of two of the above properties at a consideration of USD14.1 million (equivalent to RMB116.8 million), and (v) other expenditures .

    At September 30, 1997, the primary obligations of the Company consisted of (i) USD5.2 million in mortgage loans for financing the Company's two new investment properties acquired during the third quarter of 1997, and (ii) 9% convertible notes in the amount of USD15 million.

    Other than the foregoing, the Company has no sources of available capital or commitments to provide additional capital. Management believes that the Company has sufficient capital resources to fund its current operations for the foreseeable future.

                              Pg. 11

                             PART II .  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

       On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of USD5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,729 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. However, the Company is unable to predict the outcome of this dispute, and if the outcome is adverse to the Company, the Company's financial position and operating results could be adversely affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

       On May 1, 1997 the Company filed an answer to the complaint and a counterclaim for breach of contract and misappropriation of property against the brokerage firm, seeking damages of not less than USD0.5 million. In addition, the Company has also filed a third-party complaint against the Company's former counsel for fraud, fraud-concealment, breach of fiduciary duty, professional malpractice and misappropriation of property, seeking compensatory damages of not less than USD5 million and punitive damages of not less than USD1.5 million.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       (a) On July 16, 1997, an Annual Meeting of Shareholders of China Pacific, Inc. was held.

       (b)  Not Applicable.

       (c) The following directors were elected (by the votes indicated) at such meeting: Clement Mak Shiu Tong (8,367,140 For, O Against, 110,687 Abstentions or Broker Non-Votes), Cheng Yuk Ching (8,365,065 For, O Against, 112,762 Abstentions or Broker Non-Votes), Thomas Tong Ling Tin (8,364,365 For, 0 Against, 113,462 Abstentions or Broker Non-Votes), Kwan Pak Hoo (8,367,465 For, 0 Against, 110,362 Abstentions or Broker Non-Votes), Tan Jian Sheng (8,367,465 For, 0 Against, 110,362 Abstentions or Broker Non-Votes), Zhang Guo Liang (8,364,765 For, 0 Against, 113,562 Abstentions or Broker Non-Votes), and Zhang Xin Min (8,365,015 For, 0 Against, 112,812 Abstentions or Broker Non-Votes).

       In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

      (i) Ratification of appointment of Arthur Andersen & Co. SC as the Company's independent auditor (8,449,113 For, 20,682 Against, 8,032 Abstentions and Broker Non-Votes).

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits - 27.1 -  Financial Data Schedule

      (b)  Reports on Form 8-K
           None

                              Pg. 12

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHINA PACIFIC, INC.

                                  /s/ Clement Mak Shiu Tong
Date:                             -------------------------------------
                                  Clement Mak Shiu Tong, President and
                                  Chief Executive Officer


                                  /s/ Thomas Tong
Date:                             -------------------------------------
                                  Thomas Tong, Treasurer and Chief
                                  Financial Officer


                              Pg. 13