Form 10-K
period 1997-12-31
CHINA PACIFIC INC
filed 1998-06-15
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT T0 SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-26232

                               CHINA PACIFIC, INC.
--------------------------------------------------------------------------------
                (Name of Registrant as Specified in Its Charter)


                 NEVADA                                87-0429945
    --------------------------------        --------------------------------
        (STATE OR JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                  Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road
                               Wanchai, Hong Kong
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (ZIP CODE)

Registrant's Telephone Number, including Area Code: (852) 2802 3068

Securities Registered Pursuant to Section 12(b) of the Act:

           Title of Each Class        Name of Each Exchange on Which Registered
           -------------------        -----------------------------------------
                  None                                   None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.

                               Yes [ ]   No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         As of June 10, 1998, 9,039,644 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the closing bid price on the Nasdaq Small-Cap Market, was approximately $3,965,648.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.........................................................................................................   3
         ITEM 1. DESCRIPTION OF BUSINESS.......................................................................   3
         ITEM 2. DESCRIPTION OF PROPERTIES.....................................................................  13
         ITEM 3. LEGAL PROCEEDINGS.............................................................................  14
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................  14
PART  II.......................................................................................................  14
         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS........................  14
         ITEM 6. SELECTED FINANCIAL DATA.......................................................................  15
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........  16
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................  25
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........  25
PART III.......................................................................................................  26
         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.................................  26
                  COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT................................................  27
         ITEM 11. EXECUTIVE COMPENSATION.......................................................................  28
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................  28
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................  29
PART IV........................................................................................................  31
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................  31
         SIGNATURES............................................................................................  33
         FINANCIAL STATEMENTS..................................................................................  34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         China Pacific, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in iron and steel production in the People's Republic of China ("PRC"). The Company also holds options to develop and market land surrounding Sun City ("Sun City"), a multi-phase all-purpose development project in the PRC.

         The Company is a Nevada corporation which was incorporated in 1986 as McMann Investments, Inc., a "blind pool blank check" company, for the purpose of seeking and acquiring business ventures. On October 30, 1995, the Company acquired, effective as of July 1, 1995, 100% of the outstanding stock of China Pacific Steel Limited ("CPS"). CPS owns a sixty percent (60%) interest in Chengdu Chengkang Iron and Steel Co. Limited ("Chengdu Steel"), a PRC steel manufacturer.

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

         Chengdu Steel was created in October of 1994 when Chengdu Iron and Steel Plant ("CISP"), a state-owned PRC company controlled by the Department of Metallurgy of the Chengdu Government, contributed its principal operating assets to Chengdu Steel with substantially all remaining operating assets being leased to Chengdu Steel in exchange for a 40% interest in Chengdu Steel plus lease payments of approximately $1.8 million annually or of after tax net profits, whichever is less, up to March 31, 1996, and at various rates thereafter as discussed in later sections of this report. CPS contributed capital in the amount of $14 million and production and marketing expertise in exchange for a 60% interest in Chengdu Steel.

         On May 18, 1994, the Company acquired 51% of the issued and outstanding stock of China Treasure Construction (B.V.I.) Limited ("China Treasure Construction") from the existing shareholders of China Treasure Construction in exchange for the issuance of shares of the Company representing at the time 93% of the issued and outstanding common stock of the Company (the "China Treasure Exchange"). Thereafter, the Company terminated its prior operations, the officers and directors of the Company resigned and the officers and directors of China Treasure Construction were appointed in their stead, and the Company changed its name to China Treasure, Inc.

         From the time of the Company's acquisition of China Treasure Construction until December 29,1995, China Treasure Construction, through its subsidiaries, was engaged in the development and marketing of the Regent on the Park (a 500 unit master planned residential community), Star Place (a 5.5 million square foot all-weather shopping, entertainment and office complex) and Sun Plaza (a 160,000 square foot office complex) phases of Sun City. Sun City was conceived by the Huiyang City Government of Guangdong Province (the "Huiyang City Government") as a comprehensive self-contained community, with supporting infrastructure, to be developed with the goal of attracting high-technology production companies and research and development enterprises. Sun City is located approximately 62 miles north of Hong Kong.

         Following the Chengdu Steel Acquisition, management of the Company determined that the Company would be best served by divesting its interests, and the accompanying obligations, relating to the development of Sun City in order to concentrate on its steel operations and the pursuit of other infrastructure development opportunities within the PRC. To that end, on December 29, 1995, the Company entered into an agreement with Open View Properties Ltd. ("Open View Properties"), an entity controlled by the Huiyang City Government, pursuant to which China Treasure Construction sold its entire interest in each of its subsidiaries (the "Project Subsidiaries") involved in the development of Sun City (the "Sun City Sale"). As consideration for the Company's interest in the Sun City development, Open View Properties and its holding company delivered to China Treasure Construction two three year 8% promissory notes in the amount of $16.2 million (HK$125.4 million) representing a return of China Treasure Construction's original capital contributions and loans to the Project Subsidiaries plus a fee for services to be provided of $4.1 million (HK$32 million). The Company was also granted five year options to (i) develop and market 3 million square meters of land surrounding Sun City at a price of Rmb100 ($12) per square meter, and (ii) repurchase its former interest in Sun City for HK$32,010,004, plus any amounts injected into the Project Subsidiaries by Open View Properties and 10% interest per annum on all such amounts.

         In conjunction with the Sun City Sale, Huiyang City Government's interest in the Company was terminated, and Kiu Yin Investment Co. Ltd. ("Kiu Yin Investment") and China Construction Bank, Guangdong Branch ("CCB") became 51 percent and 49 percent shareholders, respectively, of China Pacific Investment Holdings Ltd. ("China Pacific Investment Holdings"), which in turn acquired 100% ownership of the Company's direct parent, C.P. Investment (B.V.I.) Ltd. ("C.P. Investment"). C.P. Investment currently owns 36.19 percent of the Company's outstanding common stock.

         Also in conjunction with the Sun City Sale and a subsequent capital contribution of $240,000 to China Treasure Construction, the Huiyang City Government obtained a 50% interest in China Treasure Construction, and the Company's interest in China Treasure Construction was reduced from 51% to 50%. Following these transactions, China Treasure Construction's name was changed to China Pacific Construction (B.V.I.) Limited ("CPCT"). The only assets held by CPCT consist of the notes payable from Open View Properties delivered in connection with the Sun City Sale, the five year options granted in connection with the Sun City Sale and the cash contribution of the Huiyang City Government.

         As noted below in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, substantial doubt exists as to whether Open View Properties and its related companies have sufficient cash resources to complete the development of the Sun City project and repay certain obligations to the Company and to CPCT. These obligations have a carrying value of approximately Rmb92.7 million.

         In January of 1996, the Company changed its name from China Treasure, Inc. to China Pacific, Inc.

SEGMENT INFORMATION

Analyses of sales, income (loss) and assets by major operations and geographical areas are as follows:

                                         1 9 9 5         1 9 9 6          1 9 97
                                        ---------       ---------        ---------
                                         USD'000         USD'000          USD'000
Net sales of iron and steel
    Operations to
    Customers in PRC                       53,139         123,504          122,366
Sales of real estate
    Properties in Hong Kong                    --              --           14,111
Rental income derived in
    Hong Kong
    - related companies                        --              --               47
    - third parties                            --              --               98
                                         --------        --------         --------
                                           53,139         123,504          136,622
                                         ========        ========         ========
Income (Loss) from
    Operations-
    Iron and steel
       Operations in PRC                    5,097          10,984          (10,186)
    Investment in real
       Estate properties in
       Hong Kong and other businesses         127            (878)          (4,939)
Income from
    Discontinued
    Operations-
    Real estate
       Development and
       Sale in PRC                            844              --               --
                                         --------        --------         --------
                                            6,068          10,106          (15,125)
                                         ========        ========         ========
Identifiable assets as of
    December 31--
    PRC                                    83,744          95,640          112,023
    Hong Kong                              12,262          16,635           20,005
                                         --------        --------         --------
                                           96,006         112,275          132,028
                                         ========        ========         ========

         Net sales during 1997 were approximately $136,622,000, which consisted of net sales of iron and steel products to customers in the PRC of approximately $122,366,000, sales of real estate properties in Hong Kong of approximately $14,111,000 and rental income derived in Hong Kong from related companies and third parties of $47,000 and $98,000, respectively.

         Loss from iron and steel operations in the PRC during 1997 totalled $8,296,000 and loss from investment in real properties in Hong Kong in 1997 totalled $6,829,000. Identifiable assets as of December 31, 1997 in the PRC and Hong Kong amounted to $112,023,000 and $20,005,000, respectively.

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

         CISP's steel manufacturing plant (the "Plant") is located in Qingbaijiang, approximately 32 kilometers from Chengdu. Chengdu is the capital city of Sichuan Province and has a population in excess of 10 million. Sichuan Province is the most densely populated province in the PRC with a population of approximately 120 million. Based on government published statistics, the Plant is the largest manufacturer of reinforced steel bars and steel wire in Sichuan Province and, during 1996, the Plant was among the twenty largest state-owned enterprises in the province.

The Joint Venture Agreement. In October of 1994, Team Steel, Inc. ("Team Steel"), a wholly-owned subsidiary of Team International Holdings, Inc., ("Team Holdings"), entered into an agreement with CISP to form a joint venture named Chengdu Chengkang Iron and Steel Co. Limited ("Chengdu Steel"). Pursuant to such agreement, CISP contributed certain principal operating assets of the Plant, with an estimated value of Rmb80 million, to Chengdu Steel in exchange for a 40% interest in Chengdu Steel. Additionally, CISP agreed to lease to Chengdu Steel substantially all remaining assets relating to the operations of the Plant, currently valued at approximately Rmb310 million, for approximately Rmb5.5 million annually or the net after tax profit of Chengdu Steel, whichever is less, through March 31, 1996; at an annual rate of 6.5% based on the valuation of assets actually leased for the period from April 1, 1996 to March 31, 1997; and, at an annual rental charge to be mutually agreed by both CPS and CISP commencing April 1, 1997, based on market rental rates, but not to exceed 8% based on the valuation of the assets actually leased. However, because Chengdu Steel was in a loss position in 1997, Chengdu Steel is not required to pay rental on the leased assets. Team Steel contributed Rmb120 million (at an exchange rate of US$100 = Rmb 852.96) to Chengdu Steel in exchange for a 60% interest in Chengdu Steel. In conjunction with the formation of Chengdu Steel, CISP guaranteed Team Steel that Chengdu Steel's after tax profits would be no less than Rmb100 million in 1995 and Rmb150 million in 1996 with any shortages in Team Steel's allocable portion of such profits being reallocated from CISP's share of profits. Additionally, CISP guaranteed that Chengdu Steel, as a sino-foreign joint venture, would be granted a profits tax concession exempting Chengdu Steel from PRC profits tax for the first two years of profitable operations and allowing a 50% reduction in profits tax for the following three years. In addition, CPS has been given an option to participate in Chengdu Steel's future expansion in the form of additional capital or loan injections.

         On October 27,1995, China Pacific Capital Limited ("CPCL") acquired from Team Holdings 100% of the stock of Team Steel and assumed all of the outstanding obligations and liabilities of Team Holdings for total consideration of $15.1 million. Following its acquisition of Team Steel, CPCL changed the name of Team Steel to China Pacific Steel Limited and, on October 30, 1995, sold its entire interest in CPS to the Company for total consideration of approximately $15.1 million. $568,655 of the purchase price of CPS was paid in cash by the Company at the time of acquisition and the balance was evidenced by a non-interest bearing promissory note in the amount of $14.5 million and secured by the stock of CPS. CPCL is a wholly-owned subsidiary of China Treasure Holding, which was an indirect controlling shareholder of the Company at the time of the acquisition. As a result of the foregoing, the Company is presently a 60% shareholder of Chengdu Steel.

         With the infusion of capital provided by the formation of the above described joint venture, Chengdu Steel set out to expand its production capacity and to modernize its facilities to facilitate future growth, meet the growing demand for steel products to support infrastructure development in the PRC and to increase profitability.

         As noted below in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as of December 31, 1997 the Company has an outstanding receivable from CISP of approximately Rmb365.4 million, and because the Company's independent accountant was not able to review the financial records of CISP, it is uncertain whether CISP has the necessary financial ability to repay such obligation to the Company.

         The Steel Plant. The Plant is an integrated facility occupying gross floor area of 287,986 square meters on a site area of approximately 1,150,000 square meters. The Plant, in its current form, was built in 1965 and has been periodically reconditioned, upgraded and expanded, with substantial portions of the Plant being constructed between 1990 and 1994 and in 1996. The Plant currently consists primarily of (a) a smelting factory utilizing four electric arc furnaces each with a 10 ton capacity and having a total annual production capacity of approximately 100,000 metric tons, (b) a 124 ton per hour output sinter machine with sixteen mixture preparation/storage bins with capacities ranging from 32 tons to 77 tons, (c) 100 cubic meter; 318 cubic meter and 335 cubic meter blast furnaces, (d) two 20 ton converter furnaces, (e) a cogging mill with annual production capacity of approximately 380,000 tons, including a 60 ton per hour reheating furnace, (f) a rolling mill producing steel wire rods in sizes ranging up to 6.5mm, (g) a rolling mill producing steel wire rods in sizes over 6.5mm, (h) a rolling mill producing steel rebar, (i) a 50,000 cubic meter coal gas container, (j) a 53,150KV electricity transformer substation, (k) 3 storage yards and 3 finished goods warehouses, (l) various gas storage units,
(m) various administrative buildings, (n) a system of roads, rail, cranes and transportation belts, and (o) a continuous casting machine.

         The Plant's operations and workforce are supported by substantial infrastructure development. Among the infrastructure improvements supporting the Plant and its workforce are an extensive transportation network including private roads and railway connecting to all main railway lines; a television station serving employee households; a hospital serving both employees and the public; security service; a hotel with conference facilities; and secondary and primary schools.

         Manufacturing. Manufacturing at the Plant is conducted in two separate production lines. Line I utilizes blast furnaces and converter furnaces to manufacture steel products from iron ore. Ore of different shapes and sizes is screened, separated and moved from the Plant's yard by means of conveyor belts to a sintering plant. The sintering process begins with the ores being prepared and mixed in storage bins. The raw sinter mix then enters sintering machines which heat the raw materials to produce a coherent mass. Sintered ore is placed in a blast furnace to produce liquid iron. The hot liquid iron is then transferred by transfer cars to an oxygen steelmaking shop where the liquid iron is transformed into ingot steel utilizing a converter furnace. Liquid steel from the converter furnace is cast into 120 square meter billets in a continuous casting machine.

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

          The Plant currently has raw material handling capacity of approximately 1 million metric tons annually. The annual steel production capacity of the Plant is approximately 600,000 metric tons annually, consisting of a 450,000 metric ton capacity for Line I and a 150,000 metric ton capacity for Line II. Until the addition of a new 335 ton blast furnace in July of 1996, the iron production capacity of Line I was only 250,000 metric tons annually, thus limiting the effective production capacity of Line I to 250,000 metric tons of steel annually and the total steel production capacity of the Plant to 400,000 metric tons annually. With the addition of the new blast furnace during 1996, the iron production capacity of Line I has been increased to 450,000 metric tons annually increasing the effective total steel production capacity of the Plant to 600,000 metric tons annually. In 1996, Chengdu Steel produced approximately 401,555 metric tons of steel or steel related finished products as compared to 382,000 metric tons produced in 1996. For the year 1995, Chengdu Steel produced 370,000 metric tons.

         Products. Chengdu Steel's manufacturing currently focuses on the production of reinforced steel bars and steel wires. Chengdu Steel's manufactured steel products include reinforced bar, 6.5mm and 8.5mm steel wire, 6.5mm welding rod, spring steel (billets) and other steel products used principally for construction of building and infrastructure projects.

         Rebar and the steel rods and wire produced by Chengdu Steel are embedded in poured concrete and serve as structural reinforcements to increase the strength of concrete. Reinforced concrete is used extensively in the PRC (and throughout the world) as a principal construction material in highways, bridges, sewage and water treatment plants, power plants, buildings of all types, subways, tunnels, wharves, dams and other structures. During 1997 and 1996, rebar and steel wire comprised in excess of 97.1% and 97.3% of Chengdu Steel's output of steel production, respectively.

         Raw Materials. The principal raw materials used by Chengdu Steel to produce rebar and steel wire are iron ore and coke. In addition to iron ore and coke, scrap steel is utilized as raw material for production of steel billets by Chengdu Steel's electric furnaces. In 1997, Chengdu Steel used approximately 609,238 metric tons of iron ore, 353,410 metric tons of coke and 144,112 metric tons of scrap steel, while in 1996, Chengdu Steel needed 506,800 metric tons of iron ore, 387,000 metric tons of coke and 120,000 metric tons of scrap steel.

         Iron ore and coke are purchased from various suppliers with approximately 80% of such raw materials being supplied from within Sichuan Province, 10% of such materials being supplied from neighboring provinces and the remaining 10% of such materials being supplied from overseas. Scrap steel is purchased from numerous suppliers within Sichuan Province and neighboring provinces. Because of the existing demand for steel products to support infrastructure projects in the PRC, the market for raw materials is competitive and its price is driven by market conditions. Shortages may occur periodically resulting in increased prices and production costs. The Plant has a raw material yard with a capacity of approximately 1 million tons of materials allowing Chengdu Steel to maintain a supply of materials to partially insulate itself against possible short-term price fluctuations or shortages.

         Chengdu Steel is not dependent upon any one supplier of raw materials and believes that adequate supplies of such materials are and will be available from multiple suppliers to meet Chengdu Steel's foreseeable needs.

         Chengdu Steel has obtained 90 day payment terms from approximately 30 percent of its suppliers, with the balance generally providing for payment on a cash on delivery basis.

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

         Water and coal supplies are plentiful to support operations for the foreseeable future.

         Expansion and Modernization. During 1996, Chengdu Steel constructed a 335m3 blast furnace to increase the iron production of Line I from 250,000 metric tons to 450,000 metric tons, added a continuous casting process for the converter furnace to improve efficiency of steel production, and constructed a natural gas recycling plant.

         Sales and Marketing. Chengdu Steel sells its products primarily to two markets; the building materials market and the industrial market. The vast majority of Chengdu Steel's sales are of products for use as building materials, with the bulk of such products being used in infrastructure projects.

 All sales by Chengdu Steel are conducted from administrative offices located at the Plant. During mid-1997, a new marketing office has been established at Mianyang, which is now the second largest city in Sichuan province, to strengthen the Company's marketing network. Approximately 25 percent of products are sold to and distributed through wholesalers, with the balance being sold directly to end-users. Approximately 95 percent of Chengdu Steel's sales have historically been within Sichuan Province, with approximately 5 percent of sales being to neighboring provinces and the balance to other parts of China.

         Chengdu Steel has engaged in little marketing by western standards. For the most part, Chengdu Steel receives and fills orders from its customers. Rebar manufactured to standard specifications and other finished products are typically stored in warehouses located at the Plant. Such finished products are shipped to customers by highway using a fleet of trucks owned by Chengdu Steel or by rail from connections joining the Plant to the major rail routes in the province and throughout the PRC. Customers also pick up orders at the Plant or arrange for their own transportation of the steel products they purchase.

         Chengdu Steel has over 100 customers, which are primarily state-owned construction companies, with no single customer accounting for more than 8% of total sales during 1997. Chengdu Steel's principal customers are Sichuan Yuangang Co., Ltd, Chengdu Yuha Property Development Co., Ltd., Zigong Welding Rods Plant, Ching Material Storage & Transportation Co., and Sichuan Jinguang Furnace Charge Products Supply Co., Ltd. Chengdu Steel has no long-term contracts for the sale of its products. Cash sales accounted for approximately 60% of total sales during 1997, while 40% of 1997 sales were to raw material suppliers of Chengdu Steel in exchange for iron ore, coke and other materials. Chengdu Steel has made an allowance of $5.6 million for bad debts, or approximately 4.8% of Chengdu Steel's 1997 net sales, due to the worsening of the Asian economic crisis in the fourth quarter of 1997 and the appointment of a new provisional General Manager of Chengdu Steel. As advised by the new provisional General Manager of Chengdu Steel, a full provision has been made for certain long-outstanding receivables in the amount of $5.6 million.

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

         Market. The PRC's crude steel production reached 100 million tons in 1996, up by 6.8% year to year. Production volume in 1996 was the highest worldwide, while Japan came second with total production of 98.77 million tons, and the United States was third with 94.4 million tons. The PRC Ministry of Metallurgy Industry (MMI) expects crude steel production to reach 110 million tons in 2000.

         The MMI recently forecasted that the PRC would consume about 100 million tons of rolled steel in 1997, in line with the 1996 level. Of this,
28.32 million tons would likely be consumed by eight major sectors: railways, light industry, oil, petrochemical, coal, machinery, shipbuilding and agriculture. These eight sectors combined were expected by the MMI to consume one-third of the country's total consumption. The construction sector, which is the largest steel consumer, was expected to consume half the demand and the bulk of this would be low-value-added steel products like rebars. However, with the worsening of the Asian economic crisis since the fourth quarter of 1997, the consumption of steel products in the PRC may be adversely affected.

         Competition. There are many domestic competitors of Chengdu Steel in its primary markets. Chengdu Steel is, however, the largest manufacturer of steel wire and steel rebar in Sichuan Province with an estimated 20% of such combined market. Of twelve known manufacturers of rebar and steel wire in Sichuan Province, four, including Chengdu Steel, are classified by the Department of Metallurgy of Sichuan Province as major manufacturers. Chengdu Steel is well-known within the domestic steel industry, has received numerous national and provincial awards and has consistently been ranked high in quality control by the Ministry of Metallurgical Industry. In 1996, Sichuan government conveyed to Chengdu Steel the grand prize designation for brand name rebar products.

         Chengdu Steel is also affected by foreign-produced steel that is imported to the PRC. During certain periods when domestic steel prices materially exceeded international steel prices, more foreign steel products were imported into the PRC, legally or illegally, which caused a decline in domestic steel product prices and an increase in stockpiled inventory at domestic steel mills. Such imports typically adversely affect domestic steel producers.

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

         There was a slight reduction in the unit prices of the Company's products due to keen competition in the steel market, from an average of $313 per ton in 1996 to $294 per ton during 1997. Management believes that Chengdu Steel's relative size, its long history of operations within the PRC, its affiliation with key PRC governmental entities and the projects within the PRC will allow Chengdu Steel to compete successfully within the steel market. While Chengdu Steel believes it is favorably positioned to compete within the PRC steel market and to market all of its production on favorable terms, there are a number of steel producers, including government controlled steel producers, marketing their products within the PRC, or which may begin marketing their products within the PRC, which have greater resources financially and otherwise than Chengdu Steel.

         Research and Development . While Chengdu Steel undertakes continual efforts to upgrade and expand its production plant, minimal expenses have been incurred directly related to research and development activities. Feasibility studies for the expansion and modernization of the Plant have historically been sponsored and assisted by the Metallurgical Department of the State or Provincial government for a nominal charge.

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

         Chengdu Steel closely monitors its compliance with environmental regulations and has implemented certain measures and installed certain facilities, including a 50,000 m(3) collection tower to collect, purify and recycle various gases produced in the steel manufacturing process, to assure such compliance. Chengdu Steel believes that its manufacturing and other operations are in compliance in all material respects with existing applicable environmental laws.

OPERATING RISK

         Country risk. The Company's operations are conducted in the PRC and Hong Kong. Accordingly, the Company's business, financial position and results of operations may be influenced by the political, economic and legal environments in the PRC and Hong Kong, and by the general state of the PRC and Hong Kong economies.

         The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

         Effective from July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (an "SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong has had an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

         Dependence on strategic relationship. A majority of the Company's operations are conducted by Chengdu Steel, a Sino-foreign joint venture established between the Company's subsidiary and CISP, a PRC state-owned enterprise. Any deterioration of this strategic relationship and any adverse changes in financial position of CISP, among other things, may have an adverse effect on the operations of the Company.

         As noted below in item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has an outstanding receivable of approximately Rmb365.4 million from CISP. As the Company's auditors were not able to review CISP's financial statements, it is uncertain whether CISP has the financial ability necessary to repay its obligations to the Company or its subsidiaries.

         Furthermore, the Company and CISP experienced a deterioration in their strategic relationship recently. Effective January 6, 1998, Mr. Liao Zicai's services as a director of CISP were terminated and as a result he also ceased to be the General Manager of Chengdu Steel. A provisional new General Manager has been running Chengdu Steel since then. However, the changes in CISP and Chengdu Steel's management, and disagreements between CISP and the Company regarding Chengdu Steel's financial position, have delayed the flow of reliable financial information from Chengdu Steel to the Company, which was necessary for the preparation and audit of the Company's financial statements for the year ended December 31, 1997. Although the new management of CISP and Chengdu Steel have been cooperating with the Company and have provided the necessary financial information to the Company's auditors for them to complete the Company's audit, there can be no assurance these disagreements will not occur again in the future, which may adversely affect the operation of the Company.


         Concentration of credit risk and major customers. The Company's credit risk with respect to trade receivables is limited due to the large number of customers comprising the Group's customer base. There were no customers which represented a significant concentration of sales in 1995, 1996 or 1997, or of trade accounts receivable as of December 31, 1996 and 1997. Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The Company and its subsidiaries maintain reserves for potential credit losses.

PROPERTY DEVELOPMENT - SUN CITY

As noted above, until December of 1995, the Company was engaged in property development activities consisting of the preparation of the master plan for Sun City and the development and marketing of the Regent on the Park, Star Place and Sun Plaza phases of the Sun City development. With the Sun City Sale, the Company no longer has a direct interest nor an active involvement in the Sun City development, but has retained an option with respect to the development and marketing of land surrounding Sun City as well as receiving an option to reacquire its interest in Sun City. As of December 31, 1997, the Company and its subsidiaries have (i) receivables of approximately Rmb33.7 million from Open View Properties, the company responsible for developing Sun City, and (ii) an investment of approximately Rmb59.0 million in CPCT, an associated company, whose major assets are two promissory notes issued by Open View Properties and Open View Properties' holding company. Both the receivables and the promissory notes are due for settlement in December 1998. There is substantial doubt as to whether Open View Properties has the necessary cash resources to complete the development of Sun City and to repay its obligations to the Company and to CPCT. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         The ultimate objective of Sun City is to provide a comprehensive integrated environment in which executives can work and reside without sacrificing the quality of either their work or living environments. Sun City is expected to eventually attract approximately 50 high-tech industries to the city and to support a population of 100,000 persons. Development of Sun City has been suspended since 1995 due to a depressed real estate market in the Guangdong Province of the PRC.

Sale of Company's Interest in Sun City. With the Company's determination to pursue recurring infrastructure development opportunities in the PRC, the Company's management determined to pursue the divestiture of its interest in Sun City during the fourth quarter of 1995. As a result of such efforts, the Company entered into an agreement effective December 29, 1995 pursuant to which the Company agreed to transfer substantially all of its interests in Sun City in the Sun City Sale to Open View Properties, an entity controlled by the Huiyang City Government. Under the terms of the Sun City Sale, China Treasure Construction transferred its entire interest in each of its Project Subsidiaries to Open View Properties. In exchange for the transfer of such interest, Open View Properties and its holding company delivered to the Company a series of three year 8% promissory notes in the amount of $16.2 million (HK$125.4 million) representing a return of China Treasure Construction's original capital contributions and loans to the Project Subsidiaries plus a fee for services to be provided of $4.1 million (HK$32 million)

         The Company currently has receivables from Open View Properties of approximately Rmb33.7 million, and an investment in its 50 percent owned associated company, CPCT, of approximately Rmb59.0 million. CPCT's primary asset is the three promissory notes described above. Both the receivables and the promissory notes are due for settlement in December 1998. Because of the suspension of development of Sun City and the relatively small size of Open View Properties, Open View Properties' ability to complete the development of Sun City and to repay its obligations to the Company and to CPCT by the due date is uncertain. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

         Company's Continuing Interest in Sun City. Following the Sun City Sale, the Company has no involvement or responsibility of any nature relating to the future development or marketing of Sun City. However, in connection with the Sun City Sale, the Company was granted a five year option to develop and market approximately 3 million square meters of land surrounding Sun City at a price of Rmb100 ($12) per square meter. Additionally, the Company was granted a five year option to repurchase the Company's interest in Sun City for a price equal to HK$32,010,004 plus any amounts injected into the Project Subsidiaries by Open View Properties and 10% interest per annum on all such amounts.

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

EMPLOYEES

         At June 10, 1998, the Company had approximately 7,000 employees, including 13 executive officers, 193 employees engaged in administration and 6,794 employees engaged in steel manufacturing operations. The Company and its subsidiaries are not parties to any traditional labor contracts. The Company has not suffered any labor stoppages and believes that it has good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company, at December 31, 1997, had interests in properties in the PRC and in Hong Kong.

         Within the PRC, virtually all land is state-owned and the right to use most land is allocated without charge to users. However, in recent years, the government, through the State Bureau of Land Administration and its subordinate departments, has permitted grants of land use rights for value.

         The Chengdu Steel Plant, described above, is located in Qingbaijiang approximately 32 kilometers from Chengdu in Sichuan Province. See "Item 1. Description of Business. Steel Manufacturing - Chengdu Steel - The Steel Plant." CISP has the right, granted by the municipal government of Qingbaijiang county, to use the land on which the Plant is located without time limit and at no charge. Pursuant to the terms of the joint venture agreement by which Chengdu Steel was formed, Chengdu Steel owns the principal manufacturing facilities which constitute the Plant. Additional facilities supporting the operation of the Plant are leased from CISP for approximately Rmb15.5 million annually or the net after tax profit of Chengdu Steel, whichever is less, for the period up to March 31, 1996, at an annual rate of 6.5% based on the valuation of assets actually leased for the period from April 1, 1996 to March 31, 1997; and, at an annual rental charge to be mutually agreed by both CPS and CISP commencing April 1, 1997, based on market rental rates, but not to exceed 8% based on the valuation of the assets actually leased. However, because Chengdu Steel was in a loss position in 1997, Chengdu Steel is not required to pay rental on the leased assets.

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

         The Company held two residential properties in Hong Kong which were acquired during the third quarter of 1997, with a carrying value of Rmb56.9 million, which included a provision for impairment loss of the two residential properties amounting to Rmb17.4 million as a result of turmoil in the Hong Kong property market in the last quarter of 1997.

         The Company believes that its properties are adequate to support its current operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's future operating results and financial position may be affected by the following dispute. On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of $5,000,000, and an order compelling the Company to issue approximately 1,141,000 common stock warrants under the terms of the alleged Selling Agreement. The Company believes this claim is without merit and plans to contest such claim vigorously. However, the Company and its legal counsel are unable to predict the outcome of this dispute. If the outcome is adverse, the Company's financial position and operating results could be materially affected. No provision has been recorded in the financial statements in connection with the aforesaid claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "CHNAE." The Company's common stock commenced quotation on Nasdaq in June of 1995. Prior to the commencement of quotations on Nasdaq, the trading market in the Company's common stock was sporadic. The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years:

                                            High (1)                    Low (1)
                                            --------                    -------
1996 -         First Quarter                 8.125                      4.00
               Second Quarter                8.1875                     4.50
               Third Quarter                 6.8125                     3.9375
               Fourth Quarter                6.125                      3.21875
1997 -         First Quarter                 4.4375                     3.00
               Second Quarter                3.625                      2.0625
               Third Quarter                 3.75                       2.8125
               Fourth Quarter                3.125                      1.00

(1) The Company declared a one-for-four reverse stock split effective July 9, 1996. All reported historical information has been adjusted accordingly to reflect the impact of the reverse stock split.

         The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

         At June 10, 1998, the bid price of the Common Stock was $ 0.6875.

         As of June 10, 1998, there were approximately 380 holders of record of the Common Stock of the Company.

         The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

         On June 10, 1998, the bid price of the Common Stock was $0.6875 and has been below the minimum $1.00 per share Nasdaq requirement for continued listing since May 20, 1998. However, in the event the Company's bid price remains below $1.00 per share for thirty consecutive trading days, the Nasdaq panel reviewing the Company's delisting action indicated that the Company would be granted a ninety day grace period to achieve compliance with the bid price requirement, pursuant to NASD Marketplace Rule 4310(c)(8)(B).

ITEM 6.  SELECTED FINANCIAL DATA

Historical Financial Information (USD'000)

                                                      1997         1996         1995         1994         1993
                                                    --------     --------     --------     --------     --------
Net sales                                            136,622      123,504       53,139           --           --
Gross profit                                           2,947       17,815       12,116           --           --
Income/(Loss) from Continuing operations             (20,827)      14,900        9,356         (247)          (5)
Income/(Loss) from Discontinued operations                --           --        1,654       (1,603)      (1,231)
Minority Interest                                      5,702       (4,794)      (4,942)         786          606
Net income/(loss)                                    (15,125)      10,106        6,068       (1,064)        (630)
Net income/(loss) per share - (Basic)
- Continuing operations                                (1.68)        1.32         1.45        (0.01)          --
- Discontinued operations                                 --           --         0.23        (0.06)       (0.04)
Net income/(loss) per share (Fully Dilutive)
- Continuing operations                                (1.68)        1.12         1.37        (0.01)          --
- Discontinued operations                                 --           --         0.22        (0.06)       (0.04)
Working capital                                      (35,135)       7,303       12,050      (23,910)     (47,626)
Total assets                                         132,564      114,333       96,013       44,027       33,413
Long-term debt                                        20,324           --       10,979        9,633       10,992
Shareholders' equity                                  22,175       37,080       15,907        4,045        5,233
Weighted average number of common
Shares outstanding - (Basic)                           9,021        7,638        3,612        3,571        3,571

The financial information in respect of 1997 and 1996 was mainly represented by the full year results of Chengdu Steel's iron and steel operations in the PRC. The figures in 1995 represented the second half-year iron and steel operations in the PRC after the acquisition of Chengdu Steel by the Company in 1995 and the results of the Company's investment in Sun City. See the description of the acquisition set forth in Item 1, Description of Business--General Development of Business and Steel Manufacturing--Chengdu Steel. In 1994 and 1993, the financial information represented the Company's investment in Sun City. For a description of the sale of the Sun City project to a third party in 1995, see the description set forth in Item 1, Description of Business--General Development of Business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As a result of the Chengdu Steel Acquisition, the Company's operating results reflect its share of the steel operations of Chengdu Steel from the effective date of the acquisition, July 1, 1995, to the end of 1995 and for all of 1996 and 1997.

         The combined effect of the Sun City Sale and Chengdu Steel Acquisition is reflected in the operating results of the Company with 1995 results reflecting (i) Sun City related results, including the Sun City Sale, as discontinued operations from January 1,1995 to December 29,1995, and (ii) the Company's 60% interest in Chengdu Steel results from July 1, 1995 to December 31, 1995. Operating results for 1996 and 1997 consist of the Company's 60% interest in Chengdu Steel results for the full year.

OVERVIEW

         The Company experienced a difficult year in 1997, with net income declining from Rmb83.78 million in 1996 to a net loss of Rmb125.2 million in 1997, and net income per share declining from Rmb10.97 per share in 1996 to a net loss per share of Rmb13.88 in 1997. The downturn in 1997 is attributable both to the general economic conditions prevailing in Asia and to specific management problems at CISP and Chengdu Steel which occurred in the fourth quarter of 1997.

         The economic turmoil that has occurred in Asia has affected the Company in several ways. First, a softening of demand and increased competition required that the Company's joint venture with CISP reduce unit prices for steel (from $313 per ton in 1996 to $294 per ton in 1997). Second, a decline in real estate prices in Hong Kong and China had a negative impact on the Company's real property investments, leading to a $2.1 million loss and to the receipt of no income from an associated real estate company, CPCT, which in 1996 had contributed $1.3 million to the Company. Third, increased inflation in Hong Kong and China contributed to an increase in the Company's selling, general and administrative expenses. Fourth, the Company's need to borrow (in the form of its 9% convertible notes) and its need to service mortgage debt at increased rates of interest resulted in higher net interest expense ($2.5 million in 1997 compared with $99,000 in 1996).

         The Company's joint venture with CISP also suffered from previously disclosed management uncertainties. CISP removed the former manager of Chengdu Steel in January 6, 1998 and for a period thereafter the joint venture was left without adequate leadership. This resulted, among other things, in the delay in preparing financial statements for Chengdu Steel and the Company. Chengdu Steel's new management decided to write off $5.9 million for obsolete stock and poor quality raw materials as of the end of 1997. This write off came on top of scheduled maintenance on Chengdu Steel's two blast furnaces that increased SG&A by $1.6 million. In addition, new management determined that an increase in the allowance for doubtful accounts of $5.9 million was appropriate.

         As a result of the operating loss sustained by the Company in 1997, the Company determined to write off goodwill in the amount of Rmb16.6 million.

         In addition to contributing to the poor performance of the Company in 1997 as compared with 1996, the general decline in Asian economic conditions has caused some of the Company's financial assets to either decline in value, or at least be of uncertain value.

         As of December 31, 1997, the Company had receivables totalling approximately Rmb33.7 million from Open View Properties and companies related to Open View Properties, and an investment of approximately Rmb59 million in an associated company, CPCT, the major assets of which are two promissory notes issued by Open View Properties and its holding company. Both the receivables and promissory note are due for settlement in 1998. As unaudited management accounts of Open View Properties indicate that its net asset value is approximately Rmb33.1 million as of December 31, 1997, it is unclear whether Open View Properties and its related companies have the necessary cash resources to pay their respective obligations to the Company and CPCT on the due dates, and hence the Company's realization on the above mentioned receivables and its investment in CPCT, with a carrying value of Rmb92.7 million, is uncertain. See Liquidity and Capital Resources discussion below.

         As of December 31, 1997, the Company had outstanding receivables of approximately Rmb365.4 million from CISP. Rmb211 million of this balance arises from short term bank loans due in 1998 that were transferred from CISP into the name of Chengdu Steel without authorization from Chengdu Steel. The remaining Rmb154.4 million of receivables arises from loans by Chengdu Steel to CISP to finance CISP's operations. The Company and its auditors are unable to determine whether CISP has the necessary financial ability to repay its obligations to the Company or its subsidiaries. It is unclear when, or whether, the bank loans will be transferred back to CISP. If such short term bank loans are not transferred back to CISP, and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997, and the fact that its current liabilities exceeded its current net assets as of December 31, 1997 by approximately Rmb290.9 million. See Liquidity and Capital Resources discussion below.

         The Company's operating loss, coupled with the uncertainties surrounding the Open View Properties and CISP receivables has caused some uncertainty as to whether the Company will be able to repay the 9% convertible debentures when due. The arranger of this debenture issue is currently attempting to negotiate changes to the terms of these notes with the holders to, among other things, delay their maturity; however, there can be no assurance that such negotiations will be successful. See Liquidity and Capital Resources discussion below.

         The foregoing matters resulted in the inability of the Company's auditors to express an opinion on the Company's financial statements for 1997.

         At December 31, 1997 the Company's current liabilities exceeded its current assets by approximately Rmb290.9 million. The Company's unaudited management accounts for the three months ended March 31, 1998 indicate that the Company has continued incurring losses. These facts, together with the Company's operating loss, its uncertain ability to realize on certain of its financial assets and its obligation to repay the 9% convertible debentures in January 1999, will require the Company to restructure its indebtedness and/or raise additional funds during 1998. While the Company is exploring ways to do each of these, there can be no assurance that it will be able to do so. See Liquidity and Capital Resources discussion below.

RESULTS OF OPERATIONS - FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996.

         Net Sales. Net sales during 1997 totalled $136.6 million compared to net sales of $123.5 million during 1996. The slight increase in net sales was attributable to the sales proceeds of the two Hong Kong properties sold during 1997 amounting to $14.1 million and increase in sales volume from 382,000 tons in 1996 to 401,555 tons in 1997. However, this favorable condition was offset by a reduction in the average unit prices of steel products the Company was able to realize in 1997 due to keen competition in the steel market, from an average of $313 per ton in 1996 to $294 per ton during 1997.

         Cost of Goods Sold. Cost of goods sold during 1997 totalled $133.7 million (97.8% of net sales) compared to $105.7 million (85.6% of net sales) during 1996. The increase in cost of goods was due to the Asian economic turmoil which worsened in late 1997 and due to a change in management in the Company's 60% owned joint venture subsidiary, Chengdu Steel, with the new provisional General Manager of Chengdu Steel conservatively reviewing and reassessing the assets and receivables and the results of operation of Chengdu Steel for the fourth quarter of 1997, which resulted in (a) a write off of $5.9 million for obsolete stock and poor quality of raw materials that contributed to an increase in the cost of goods sold, and (b) an increase in costs associated with an increase in production volume from 382,000 tons in 1996 to 401,555 tons in 1997. Furthermore, the cost of goods sold was increased by an addition of the cost of the two Hong Kong properties sold during 1997 amounting to $12.8 million.

         Gross Profit. Gross profit during 1997 totalled $2.9 million as compared to $17.8 million of gross profit reported during 1996. The reduction of gross profit in 1997 was attributable to (a) a write off of $5.9 million for obsolete stock and poor quality of raw materials that contributed to an increase in the cost of goods sold, and (b) a reduction in the average price of steel products of $313 per ton in 1996 to $294 per ton during 1997, but these factors were partially relieved by the profits made on the two Hong Kong properties sold during 1997, which amounted to $1.2 million.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ('SG&A') during 1997 totalled $17.5 million (12.8% of net sales) as compared to $7.8 million (6.3% of net sales) during 1996. The increase in SG&A was attributable to (a) a provision of $5.6 million as of December 31, 1997 for doubtful accounts receivable, (b) generally higher inflation in Hong Kong and the PRC in 1997 as compared to 1996, and (c) scheduled heavy and routine maintenance on the Company's two twenty-year old blast furnaces, which increased the Company's SG&A by $1.6 million.

         Net Interest Income (Expenses). There was an increase in net interest expense from $99,000 in 1996 to $2.5 million in 1997, which was attributable to $1.3 million in interest payable on the 9% convertible notes and to mortgage interest payable to bank mortgagees on four pieces of real property in Hong Kong, two of which have been sold during 1997.

         Net Other Income (Expenses). The Company incurred an "Other Income" loss of $2.1 million during 1997 due primarily to diminution in the value of the two remaining real properties located in Hong Kong and purchased by the Company during the year for investment purposes. The diminution in value was caused by a substantial general decline in the value of Hong Kong real estate due to turmoil in various Asian financial markets which affected Hong Kong in the fourth quarter of 1997, aggravated by high interest costs in Hong Kong. The amount of diminution was determined by independent appraisers.

         Income From an Associated Company. The Company had no income during 1997 from an associated company, CPCT, compared to interest income of $1.3 million during 1996. Due to the substantial diminution in real property values in Hong Kong in the last quarter of 1997, which affected Southern China--Huiyang City where the Sun City Project was situated, the Company obtained an updated valuation of such project. After a review of the updated appraisal which showed a substantial decrease in the appraised value from over Rmb632 million to Rmb493.2 million, despite accruals of $975,000 interest income in the first three quarters of 1997, no interest income was recognized from CPCT during the year. CPCT's major assets are two promissory notes, together with accrued interest, for Rmb156 million issued by Open View Properties and its holding company. Open View Properties is responsible for the development of the Sun City project, which development has been suspended since 1995. Because of the substantial decrease in the appraised value of the Sun City project and the suspension of the project's development, the ability of Open View Properties to pay the promissory notes, which are due in December 1998, is uncertain.

         Goodwill. There was a write-off of goodwill as of December 31, 1997 (instead of amortizing it over 40 years) amounting to Rmb16.6 million, due to the Company's substantial operating losses for the year.

         Operation Differential Subsidies. The Company received Operation Differential Subsidies of $3.406 million in 1996 payable to the Company's subsidiary, CPS, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from CISP to CPS whereby CISP guaranteed after tax profits of Chengdu Steel of not less than Rmb150 million (approximately $18 million) during 1996. The Company did not receive such subsidies during the year ended December 31, 1997.

         Income Taxes. The Company's income tax provision for 1997 totalled $153,000 as compared to $219,000 during 1996. The provision for income taxes made in 1997 was mainly attributed by the provision made for the two properties sold in 1997 that amounted to $149,000 during the year ended December 31, 1997.

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

         Income/(Loss) from Discontinued Operations. There was no income from discontinued operations during 1997 and 1996 as compared to $1.7 million during 1995.

         Minority Interests. Minority interest represents the allocable share of income or loss attributable to the 40 percent share of Chengdu Steel not owned by the Company during 1997 and 1996.

         Net Income/(Loss). Net loss during 1997 totalled $15.1 million as compared to net profit of $10.1 million during 1996. The net losses were caused mainly by an increase in interest expenses, the write down of goodwill, a provision for diminution in value of two Hong Kong properties, elimination of interest income from Open View Properties, and a provision for doubtful debts and obsolete stock, as more fully described above.

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

         Net Sales. Net sales during 1996 totalled $123.5 million compared to net sales of $53.1 million during 1995. The increase in net sales was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective as of July 1, 1995. On a pro forma basis, net sales of Chengdu Steel for the full year ended December 31, 1995 totalled $108.9 million. The increase in pro forma net sales was attributable to increased production capacity relating to the installation of a new blast furnace late in the second quarter of 1996, which was partially offset by temporary disruption in operations during the installation of the new blast furnace. Sales of steel products during 1996 totalled approximately 382,000 tons as compared to 364,020 tons sold during 1995.

         Cost of Goods Sold and Gross Profit. Cost of goods sold during 1996 totalled $105.7 million (85.6% of net sales) compared to $41 million (77.2% of net sales) during 1995. The increase in cost of goods sold was attributable to the Company's acquisition of a 60% interest in Chengdu Steel which was effective as of July 1, 1995. On a pro forma basis, cost of goods sold for the full year ended December 31, 1995 totalled $89.2 million (81.9% of pro forma net sales). The increase in pro forma cost of goods sold was attributable to an overall increase in direct costs of 10% during 1996, for items such as coke, iron ore and transportation, as compared to 1995.

         Gross profits during 1996 totalled $17.8 million as compared to $12.1 million of gross profits reported during 1995 and pro forma gross profits during 1995 of $19.7 million. The decrease in pro forma gross profits during 1996 was attributable to the increase in direct expenses of 10% overall as compared to 1995, and a temporary disruption in operations during the installation of the new blast furnace.

         Selling, General and Administrative Expenses. SG&A during 1996 totalled $7.8 million (6.3% of net sales) as compared to $3.8 million (7.1% of net sales) during 1995. The increase in SG&A was attributable to an increased level of corporate activities relating to operation of Chengdu Steel for the full year during 1996.

         On a pro forma basis, SG&A increased 16.4% from $6.7 million (6.1% of net sales) for the full year ended 1995. The increase in SG&A, on a pro forma basis, was attributable to increased inflation and an increase in sales volume.

         Net Interest Income (Expense), Net Other Income (Expense), and Income From an Associated Company. Because of certain differences in presentation between 1995 and 1996, the sum of these three categories can be compared more meaningfully than any single category. The total of net interest income, net other income, and the Company's share of income from an associated company, CPCT, in 1996 was $1,700,000, compared to a total of $1,225,300 during 1995. The 1996 figure includes the Company's $1.3 million allocable share of the income from CPCT, which has been 50% owned by the Company since December 31, 1995, and interest received on the promissory notes obtained by the Company in connection with the Sun City Sale. The 1995 total of $1,225,300 also includes the Company's allocable share of income from CPCT; which was a 51% owned subsidiary of the Company until December 31, 1995, interest receivable and gain on the assets sold in the Sun City Sale. See Item 1, Description of Business, Property Development
- Sun City, Sale of Company's Interest.

         Operation Differential Subsidies. The Company received Operation Differential Subsidies of $3.406 million in 1996 payable to the Company's subsidiary, CPS, based on estimated 1996 earnings of Chengdu Steel, pursuant to a letter of guarantee from CISP to CPS whereby CISP guarantees after tax profits of Chengdu Steel of not less than RMB150 million (approximately $18 million) during 1996. The Company did not receive such subsidies during 1995.

         Income Taxes. The Company's income tax provision for 1996 totalled $219,000 as compared to $228,000 during 1995.

         On a pro forma basis, income tax expense of Chengdu Steel totalled $219,000 during 1996, compared to $228,000 during 1995.

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

         Income/(Loss) from Discontinued Operations. Income from discontinued operations during 1996 totalled $0 as compared $1.7 million during 1995.

         Minority Interests. Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during 1996 and the second half of 1995 and the 49% interest in China Treasure Construction not owned by the Company during 1996 and 1995.

         Net Income/(Loss). Net income during 1996 totalled $10.1 million as compared to $6.1 million during 1995. Pro forma net income for the full year ended December 31, 1995, including results attributable to Chengdu Steel for the first six months of 1995, totalled $8.9 million.

LIQUIDITY AND CAPITAL RESOURCES

         CERTAIN ASSETS AND LIABILITIES OF THE COMPANY

         Due to the factors described above and various other difficulties, the Company's independent accountants have determined that there is substantial doubt about (a) the value of certain of the Company's assets, and (b) the Company's ability to meet certain of its own debt obligations. A description of these issues follows.

         As of December 31, 1997, the Company had receivables totalling approximately Rmb33.7 million from Open View Properties and companies related to Open View Properties, and an investment of approximately Rmb59 million in an associated company, CPCT, the major assets of which are two promissory notes issued by Open View Properties and its holding company. Both the receivables and promissory notes are due for settlement in December 1998. As noted above under
Item 1, Description of Business, Open View Properties and its subsidiaries are engaged in the development of the Sun City project. However, development of this project has been suspended since 1995. Unaudited management accounts of Open View Properties indicate that its net asset value is approximately Rmb33.1 million as of December 31, 1997, after stating the valuation of the Sun City development properties that assumes the project will be completed and salable. Though

Open View Properties has issued a letter of intent to the Company that it intends to begin developing Sun City in the near future, when Open View Properties will recommence development of the Sun City project is uncertain. Consequently, it is unclear whether Open View Properties and its related companies have the necessary cash resources to pay their respective obligations to the Company and CPCT on the due date, and the Company's realization on the above mentioned receivables and its investment in CPCT, with a carrying value of Rmb92.7 million, is uncertain.

         As of December 31, 1997, the Company had outstanding receivables of approximately Rmb365.4 million from CISP, the Chinese joint venture partner of Chengdu Steel. Rmb211 million of this balance arises from short term bank loans maturing in less than a year that were transferred from CISP into the name of Chengdu Steel without authorization from Chengdu Steel. The loans, on a revolving basis, are due within 1998, so must be recognized in the Company's 1997 financial statements. The remainder of the Rmb365.4 million receivables, about Rmb154.4 million, arise from loans by Chengdu Steel to CISP to finance CISP's operations. As the Company's auditors were not able to review CISP's financial statements, the Company and its auditor are thus unable to determine whether CISP has the financial ability necessary to repay its obligations to the Company or its subsidiaries. Chengdu Steel and CISP have entered into an agreement recognizing that CISP, and not Chengdu Steel, is responsible for repayment of the Rmb211 million bank loans, but it is unclear when, or whether, the bank loans will be transferred back to CISP. As a condition to request a transfer of the loans back to CISP, CISP has to obtain the permission from the relevant Chinese governmental authorities to use its real property as collateral for the loans. CISP has made an application for such use of its real property to the relevant Chinese governmental authorities and is awaiting their approval.

         If such short term bank loans are not transferred back to CISP and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997, and the fact that its current liabilities exceeded its current net assets as of December 31, 1997 by approximately Rmb290.9 million.

         As of December 31, 1997, the Company has outstanding liabilities under convertible notes of approximately $15 million, which are convertible at the option of the noteholders at any time between May 15, 1997 and January 15, 1999 into the common stock of the Company at minimum conversion price of $4.00 per share, or are repayable by the Company on January 15, 1999. Because the shares of the Company's common stock have been trading below the required $4.00 minimum conversion price for some time, it is uncertain whether the noteholders will convert the notes into common stock. If the holders of the convertible notes choose not to convert and require repayment of the notes, it is uncertain whether the Company will have the necessary cash resources to pay the obligation on the due date.

         LIQUIDITY

         At December 31, 1997, the Company had a working capital deficit of $35 million and a cash balance of $6 million, of which $4 million cash was pledged as collateral in respect of bank loans borrowed by CISP, as compared to a working capital surplus of $7.3 million and a cash balance of $7.4 million at December 31, 1996. The change in working capital and cash balances was attributable to a combination of (i) the acquisition of various fixed assets, properties, inventories and other expenditures to commence and heavy repairs of the blast furnace; (ii) negative cash flows from operations, and (iii) the receipt of $14.2 million of net proceeds from the sales of two properties sold during 1997.

         As a result of the Sun City Sale and the Chengdu Steel Acquisition, the financial obligations of the Company consist primarily of the obligations of its 60% owned subsidiary, Chengdu Steel.

         At December 31, 1997, the primary obligations of the Company consisted of $48.4 million as compared to $7.2 million in 1996. The primary obligations of the Company in 1997 consisted of (a) short-term bank loans amounting to $25.5 million, (b) $15 million of 9% convertible notes due January 1999, (c) long-term bank loans and various loans from unaffiliated third parties in the amount of $5.2 million and $2.7 million respectively. Maturities on long-team debt total $2.8 million during 1998. The short-term bank loans were originally owned by CISP, yet were transferred without authorization in the name of Chengdu Steel. Our management has made an agreement with CISP (i) recognizing that CISP, and not Chengdu Steel, is responsible for repayment of two Rmb211 million in bank loans, (ii) recognizing that the loans were used for purposes that benefited CISP, and which were not related to and did not benefit Chengdu Steel's business activities, and
(iii) that CISP will reimburse Chengdu Steel for all interest and costs it incurs in connection with the short term loans. However, it is not clear when, or whether, the short term loans will be transferred back into the name of CISP.

         As of December 31, 1997, the current accounts due from CISP to Chengdu Steel amount to $44.1 million, which comprise (i) the short-term bank loans recognized in Chengdu Steel in 1997 that amounted to $25.5 million and (ii) the financing of CISP's operations by Chengdu Steel in 1997 that amounted to $18.6 million. In order to settle the balances due from CISP to Chengdu Steel, CISP signed an agreement with Chengdu Steel to settle the balances in the coming two years. The method of settlement will be in form of cash or by injection of assets into Chengdu Steel.

         In addition to its various borrowings, the Company and its subsidiaries are obligated under a number of leases covering its executive offices and various operating assets leased by Chengdu Steel from CISP. Pursuant to the terms of the Chengdu Steel Acquisition, CISP agreed to lease to Chengdu Steel substantially all assets relating to the operations of the Plant, other than those assets sold to Chengdu Steel, currently valued at approximately Rmb310 million, for approximately Rmb15.5 million annually or the net after tax profit of Chengdu Steel, whichever is less, through March 31,1996; at an annual rate of 6.5% based on the valuation of assets actually leased for the period from April 1, 1996 to March 31, 1997; and, at an annual rental charge to be mutually agreed by both CPS and CISP commencing April 1,1997, based on market rental rates, but not to exceed 8% based on the valuation of the assets actually leased. However, because Chengdu Steel was in a loss position in 1997, Chengdu Steel was not required to pay rental on the leased assets.

         CAPITAL RESOURCES

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

         During 1995, the Company issued common stock, convertible debentures and convertible preferred stock raising approximately $5.6 million net of offering costs. During 1996, the Company issued common stock, convertible debentures and convertible preferred stock raising approximately $11.4 million net of offering costs. These issuances during 1995 and 1996 have reduced the percentage of the Company outstanding stock owned by C.P. Investment (B.V.I.) Ltd. from 93 percent to 36.19 percent.

         During 1997, the Company completed the placement of $15 million of 9% convertible notes due January 15, 1999 (the "Notes"). The Notes are convertible into common stock of the Company at a conversion price equal to eighty percent (80%) of the average closing bid price of the Company's common stock over the five (5) trading-day period ending on the day prior to the date of written notice from a holder of such conversion. The conversion price shall in no event be less than $4.00 per share nor greater than $8.00 per share. No conversions shall be permitted prior to May 15, 1997. The Notes shall be convertible at the rate of 25% of the original amount of such Notes after May 15, 1997, 50% of the original amount of the Notes after September 12, 1997, 75% of the original amount of the Notes after January 10, 1998 and 100% of the original amount of the Notes after May 10, 1998. As a result of the Note placement, the Company's cash and working capital positions were improved by approximately $13.9 million from the December 31, 1996 levels.

         As of December 31, 1997, the Company has outstanding liabilities under the Notes of approximately $15 million. Because the shares of the Company's common stock have been trading below the required $4.00 minimum conversion price for some time, it is uncertain whether the noteholders will convert the Notes into common stock. If the holders of the Notes choose not to convert and require repayment of the Notes, it is uncertain whether the Company will have the necessary cash resources to pay the obligation on the due date. This is in part because of the substantial losses incurred by the Company as described above, the low prices at which the shares of the Company are trading below the conversion prices and the questionable value of the Company's receivables from CISP and Open View Properties. The original arranger of the Notes is currently negotiating with the noteholders to modify the repayment terms of the Notes, although no agreement has yet been reached, and there can be no assurance that any agreement will be reached.

         At December 31, 1997, no 10% convertible debentures and no shares of either Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock remained outstanding. A total of $200,000 of 10% convertible debentures and $26,205 of related accrued interest were converted during 1997 resulting in the issuance of approximately 83,260 shares of Common Stock. A total of 2,250 shares of Series A Preferred Stock (being all of the outstanding Series A Preferred Shares), 1,680 shares of Series B Preferred Stock (being all of the outstanding Series B Preferred Shares), 9,105 shares of Series C Preferred Stock (being all of the outstanding Series C Preferred Shares), and $600,000 of convertible debentures and $20,316 of the related accrued interest were converted during 1996 resulting in the issuance of an aggregate of approximately 4,790,956 shares of common stock (after giving effect to a 1-for-4 reverse stock split effective July 9, 1996).

         In addition, in 1996 the Company issued 195,750 shares of common stock (after giving effect to the same reverse stock split), valued at $783,000, at an average price of $3.99 per share to certain third party consultants for consultancy services rendered by them in connection with the Chengdu Steel Acquisition.

         The proceeds from the sale of securities during 1995 and 1996 were used to fund the expansion and modernization of the Plant undertaken during 1996. The proceeds of the sale of securities during 1997 were used to finance the operations of Chengdu Steel and to invest in residential properties in Hong Kong.

         Pursuant to the Sun City Sale, CPCT, which is 50% owned by the Company, holds a series of 8% promissory notes in the aggregate amount of $16.2 million which are due and payable in December of 1998. Because of the uncertain financial condition of Open View Properties and its holding Company, its is substantially uncertain whether the Company will realize payment upon these notes. See Item 1 - Description of Business, and
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Year 1997 Compared to Fiscal Year 1996.

         At December 31, 1997, the Company had outstanding 550,755 warrants which had been issued to various parties in connection with consulting services and fund raising efforts. The warrants are exercisable at a price of $15.24 per share and expire in September 2000. Also, during 1997, the placement agent for the $15 million convertible note offering described above was granted a five year warrant exercisable to acquire up to 300,000 shares of common stock at $4.00 per share. The exercise of all presently outstanding warrants would provide an additional $8.4 million of capital to the Company. There is no assurance, however, that any of such warrants will be exercised, and such exercise is currently unlikely because the price of the Company's common stock has been below the minimum required level of $4.00 per share for some time.

         In 1995, the Company granted common stock options under an incentive plan to purchase 125,000 shares of common stock at exercise prices ranging from $9.60 to $16.00, to be exercised according to a predetermined schedule from 1996 to 2000. No such options have been exercised in 1995 and 1996.

         As discussed above, the Company is taking certain steps to address the uncertain value of its receivables from Open View Properties and CISP, and to alleviate the doubt concerning the Company's ability to repay its debt obligations to the banks holding the short term loans and to the Note holders. However, given the Company's current situation, including a working capital deficit of $35 million as of December 31, 1997 and incurring further losses during the three months ended March 31, 1997, it will be necessary for the Company to obtain additional financing. The Company's operations have been funded in the past by a combination of periodic sales of common stock and convertible securities to fund specific expansion plans, capital contributions from the Company's ultimate shareholders, loans from shareholders and affiliates, and bank loans. Although there can be no assurance that the Company will be able to raise capital using these methods in the future, the Company's management intends to explore such and other methods (such as asset injections from third parties etc.) to raise additional capital. There can be no assurance that the Company can be successful in raising capital from any of these or other methods.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: potential shortage and price increases in iron ore, scrap iron and other raw materials which result in curtailment of steel operations or reduced operating margins; inflationary forces and governmental responses thereto within the PRC which may result in curtailment or delays in infrastructure construction projects which utilize the Company's products which, in turn, may reduce or delay revenues of the Company; other governmental factors peculiar to operation in the PRC relating to labor cost and availability, raw material availability, access to credit and other key operational and regulatory factors which may adversely affect the demand for the Company's products and profitability; potential competition from existing steel operators within the PRC, foreign steel operators which may enter the PRC market and new competition within the PRC from operators controlled by or operating in partnership with local, regional, or national governmental agencies; dependence upon key personnel and the ability to attract and retain qualified management and operations personnel to support existing operations and future growth and modernization; the ability to access and implement modern steel manufacturing technology in order to operate efficiently and profitably; potential conflicts of interest associated with periodic loans between, sales among and transactions with affiliated shareholders; the potential issuance of substantial numbers of additional shares in connection with the conversion of outstanding convertible securities and future issuance of similar securities without shareholder approval which may result in substantial dilution to existing shareholders; and, risks associated with the receipt of substantially all of the Company's revenues in Renminbi and the ability to convert operating profits into other currencies and expatriate such profits.

INFLATION AND EXCHANGE RATES

         The Company believes that inflation has had certain impacts on the results of its operations, including increasing selling, general and administrative expenses during 1997. High levels of inflation and exchange rate fluctuations have characterized the PRC economy in recent years. However, because the operations of Chengdu Steel are conducted exclusively within the PRC, management believes that any price fluctuations attributable to inflation or changes in exchange rates can be passed through to its customers. There can be no assurance, however, that continued inflation and exchange rate fluctuations will not adversely impact the Company in the future. In particular, as the Company's revenues are primarily received in Renminbi, the Company's ability to pay dividends and make other payments denominated in other currencies may be adversely impacted by exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               CHINA PACIFIC, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Report of Independent Public Accountants...........................................................  F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996.......................................  F-2

Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995..............................................................  F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995..............................................................  F-6

Consolidated Statements of Changes in Shareholders' Equity for the years ended
     December 31, 1997, 1996 and 1995..............................................................  F-8

Notes to Consolidated Financial Statements.........................................................  F-11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION REGARDING DIRECTORS

         The following table sets forth information with respect to each director. The information to age, principal occupation and directorships held has been furnished by each such director.

                                                                                        Served as Director
Name and Age                        Principal Occupation(1)                             Continuously Since
------------                        -----------------------                             ------------------
Mak Shiu Tong, Clement (45)         President, Chief Executive
                                    Officer and Chairman of the Board
                                    Of Directors
                                    (Principal Executive Officer)                              1993

Cheng Yuk Ching (44)                Vice President, Secretary and Director                     1994

Tong Tong Lin, Thomas (32)          Chief Financial Officer and Director                       1996
                                    (Principal Financial and Accounting Officer)

Zhang Guo Liang (53)                Director(2)                                                1996

Tan Jian Sheng (39)                 Director(3)                                                1996

Samuel Olenick (70)                 Director(4)                                                1997

----------

(1) Unless indicated otherwise in the table or in the section captioned "Information Regarding Executive Officers", the individuals named in the table have held their positions for more than five years.

(2) From 1989 to 1992, Mr. Zhang served as Secretary General of the Xinhua News Agency, and has served as General Manager of Xinhua News Agency- Asia
      - Pacific Region since 1992.

(3) From 1989 to 1994, Mr. Tan served as Department Head of the International Division of The China Construction Bank-Guangdong Branch, and has served as General Manager for the same company since 1994. China Construction Bank - Guangdong Branch indirectly beneficially owns 17.73 percent of the Company's common stock.

(4) Mr. Olenick has served as a member of the independent audit committee of the Company. He is a certified public accountant in the United States of America. Mr. Olenick is a director and founder of Lok Tek Syringe Pty Ltd. in Australia since 1994, a company engaged in medical syringe design and manufacture.

INFORMATION REGARDING EXECUTIVE OFFICERS

         The following table sets forth the names, ages and offices of the present executive officers of the Company. The periods during which such persons have served in such capacities are indicated in the description of business occupations of such persons below. Information with respect to non-employee directors is set forth above.

Mak Shiu Tong, Clement (45)                 President and Chief Executive Officer
Mo Kat Ling, Connie (36)                    Vice President
Cheng Yuk Ching (44)                        Vice President and Secretary
Tong Long Tin, Thomas (32)                  Chief Financial Officer

         Officers and directors are selected on an annual basis. The present terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors. See "Beneficial Ownership of Common Stock."

         There are no family relationships among any of the directors or officers of the Company.

         The following is a biographical summary of the business experience of the present executive officers of the Company.

         Mak Shiu Tong, Clement. Mr. Mak has served as President, Chief Executive Officer and Chairman of the Board of the Company since the Company's acquisition of China Pacific Construction (B.V.I.) Limited ("China Pacific Construction") (formerly China Treasure Construction (B.V.I.) Limited) in May of 1994. Mr. Mak was a founder of China Pacific Construction and its affiliates and has served as Chairman of China Pacific Construction since it inception in 1993. Since 1979, Mr. Mak has served as Chairman, and was a founder, of Kiu Yin Investment Co., Ltd. (formerly, Bondwell Electronics Limited), as electronics manufacturer.

         Mo Kat Ling, Connie. Ms. Mo has served as Vice President of the Company since the Company's acquisition of China Pacific Construction in May of 1994. Ms. Mo previously served as Treasurer and a Director of the Company from May of 1994 until June of 1995. Previously, Ms. Mo served as Vice President, Treasurer and a Director of Kiu Yin Investment Co., Ltd. from 1989 to 1995. In addition to her duties as China Pacific's Vice President, Ms Mo was named as a Director of Chengdu Steel on April 17, 1998, and is actively involved in the management of the Chengdu Steel plant, including the marketing and finance functions.

         Cheng Yuk Ching. Ms. Cheng has served as Vice President, Secretary and a Director of the Company since the Company's acquisition of China Pacific Construction in May of 1994. Previously, Ms. Cheng served as Vice President, Secretary and a Director of Kiu Yin Investment Co., Ltd. from 1984 to 1996.

         Tong Long Tin, Thomas. Mr. Tong has served as Financial Controller of the Company since 1994 and as Chief Financial Officer and a Director of the Company since 1996. Prior to joining the Company, Mr. Tong served as an audit supervisor of Ho and Ho & Co., a certified public accounting firm in Hong Kong from 1988 to 1994.

                  COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Report any failure to file by these dates during 1997. All of the filing requirements were satisfied on a timely basis in 1997. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 1997 of the Chief Executive Officer and each of the next four most highly compensated executive officers of the Company whose compensation exceeded $100,000 (the "named officers"). Except for the Chief Executive Officer, the compensation of the Company's other executive officers did not exceed $100,000.

                                                                                     Long Term
                                                 Annual Compensation                Compensation
                                        -------------------------------------     ----------------
                                                    Other Annual
                                                    Compensation
Name and Principal Position       Year   Salary($)  or Bonus($)    Commission     Stock Options($)
---------------------------       ----   ---------  -------------  ----------     ----------------
                                  1997     336,352        --          (1)                --
Mak Shiu Tong, Clement            1996     316,947        --          (1)                --
   President, Chief Executive     1995     194,069        --          (1)                --
   Officer and Chairman           1994     252,264        --          (1)                --

----------

(1) Although the officers receive certain perquisites such an auto allowance and Company-provided life insurance, the value of such perquisites did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

COMPENSATION OF DIRECTORS

         The Company reimburses each director for all expenses of attending board meetings. Otherwise, no compensation of any nature is paid to non-employee directors, and no compensation is paid to employee directors for their service as directors.

EMPLOYEE CONTRACTS

         The Company has no employment agreements with any of its employees and has no arrangements of any nature which would result in payments to officers or other persons as a result of any termination of employment or change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table is furnished as of June 10, 1998, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and executive officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

                                                   Amount and Nature of
Name and Address of Beneficial Owners            Beneficial Ownership(1)(2)         Percent of Class
-------------------------------------------      --------------------------         ----------------
Mak Shiu Tong, Clement ....................          1,668,429(2)(4)                     18.5%
     Room 2008, Sun Hung Kai Centre
     30 Harbour Road
     Wanchai, Hong Kong.

                                                   Amount and Nature of
Name and Address of Beneficial Owners            Beneficial Ownership(1)(2)         Percent of Class
-------------------------------------------      --------------------------         ----------------
China Construction Bank-
Guangdong Branch
     No. 555, Dong Feng Dong Road
     Guangzhou, Guangdong Province, China            1,603,000(3)(4)                      17.7%

Cheng Yuk Ching                                            -0-                             0.0%

Tong Long Tin, Thomas                                      -0-                             0.0%

Tan Jian Sheng                                             -0-                             0.0%

Zhang Guo Liang                                            -0-                             0.0%

Samuel Olenick                                             -0-                             0.0%

All executive officers and directors as a group      1,668,429                            18.5%
     (7 persons)

----------

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

(3) All shares indicated as being held by The China Construction Bank-Guangdong Branch are held of record by C.P. Investment. China Pacific Investment Holdings, the parent of C.P. Investment, is owned 49% by Guangdong Construction (B.V.I.) Co., Ltd., which is, in turn, controlled by The China Construction Bank-Guangdong Branch.

(4) In connection with the Company's disposal of its interest in the Sun City project, Mak Shiu Tong, Clement and The China Construction Bank-Guangdong Branch formed China Pacific Investment Holdings, which acquired all of the shares of C.P. Investment (formerly China Treasure Investment (B.V.I.) Limited) from China Treasure Holding (B.V.I.) Limited. As a result of such transactions, The China Construction Bank-Guangdong Branch increased its beneficial ownership in the Company by 797,143 shares and the beneficial ownership of a like member of shares through its ownership in China Treasure Holding (B.V.I.) Ltd, was terminated. See "Certain Relationships and Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On December 29, 1995, the Company entered into an agreement with Open View Properties, which is controlled by the People's Government of Huiyang City, whereby the Company's then 51% owned subsidiary, CPCT, sold its entire interest in each of its Project Subsidiaries and along therewith, its entire interest in Sun City (the "Sun City Sale"). As consideration for the Company's interest in the Sun City development, Open View Properties and its holding company delivered a series of three year 8% promissory notes in the amount of $16.2 million, representing a return of China Pacific Construction's original capital contributions and loans to the Project Subsidiaries plus a fee for services to be provided of $4.1 million. Additionally, the Company was granted a five year option to develop and market 3 million square meters of land surrounding Sun City at a price of Rmb100 ($12) per square meter and a five year option to repurchase the Company's interest in Sun City at a cost plus a 10% premium per year. In conjunction with the Sun City Sale, the People's Government of Huiyang City obtained a 50 percent interest in CPCT, with the Company owning the remaining 50 percent.

     As noted above in Item 1--Description of Business and in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as of December 31, 1997 the Company had receivables from Open View Properties and its holding company of approximately Rmb33.7 million and an investment of approximately Rmb59 million in CPCT, an associated company whose primary asset consists of the two promissory notes described above. The promissory notes and receivables are due for settlement in December 1998, and it is unclear whether Open View Properties and its related companies have the cash resources necessary to pay these obligations to the Company and to CPCT on the due dates.

     During 1995, China Treasure Holding (an affiliate of the Company since the date of the Sun City Sale because Mr. Clement Mak, the CEO, director and 18.5% shareholder of the Company, holds an indirect ownership interest of 51% in China Treasure Holding) loaned $12 million to the Company's subsidiary, CPS, in the form of a non-interest bearing promissory note which is secured by the stock of CPS. China Treasure Holding also loaned $1.3 million to the Company and its subsidiaries at a commercial interest rate of 9 percent per annum. The current balance remaining on these two loans is $5.9 million. As of December 31, 1997, C.P. Investment, which has record ownership of 36.19 percent of the Company's shares, had outstanding a non-interest bearing loan of $163,000 to the Company.

     C.P. Investment held 3,271,429 shares of common stock of the Company as of December 31, 1997. C.P. Investment is wholly owned by China Pacific Investment Holdings, which is 51 percent owned by Kiu Yin Investment Co., Ltd., a company controlled by a discretionary trust established for the benefit of the family of Clement Mak, the Company's Chairman and President, and 49 percent owned by Guangdong Construction (B.V.I.) Co., Ltd., which is wholly owned by The China Construction Bank-Guangdong Branch.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants..............................................   F-1
Consolidated Balance Sheets...........................................................   F-2
Consolidated Statements of Operations.................................................   F-4
Statement of Cash Flows...............................................................   F-6
Consolidated Statements of Changes in Shareholders' Equity............................   F-8
Notes to Consolidated Financial Statements............................................   F-11

(a)(2) FINANCIAL STATEMENT SCHEDULES

Segment Information...................................................................   5
Historical Financial Information .....................................................  15

(a)(3) EXHIBITS

Exhibit
Number                         Description of Exhibit
-------                        ----------------------
 2.1     Acquisition Agreement dated October 30,1995 between China Treasure
         Capital Limited and China Pacific Ltd. (1)

 3.1     Articles of Incorporation, as amended to date (2)

 3.2     Bylaws, as amended to date (3)

 4.1     Certificate of Designation for Series A Convertible Preferred Shares(4)

 4.2     Certificate of Designation for Series B Convertible Preferred Shares(4)

 4.3     Certificate of Designation for Series C Convertible Preferred Shares(4)

 4.4     Form of 10% Convertible Debentures(4)

 4.5     Form of Warrant dated January 15, 1997(7)

10.1     Joint Venture Agreement dated October 25, 1994 between Chengdu Iron and
         Steel Plant and Team Steel, Inc. re: formation of Chengdu Chengkang
         Iron and Steel Corporation(1)

10.2     Cancellation Agreement dated October 15, 1995 between China Pacific,
         Inc. and Team International Holdings, Inc.(1)

10.3 Leasing Agreement for fixed assets between Chengdu Iron and Steel Plant and Team Steel, Inc.(1)

10.4     Letters of Guarantee from Chengdu Iron and Steel Plant(1)

10.5     Summary of Agreement dated December 29, 1995 between China Treasure
         Construction (B.V.I.) Limited, Open View Properties Limited and Hui
         Yang The People Prefecture Investment Ltd. re: sale of China Treasure
         Property Consultant, China Treasure Property Management and China
         Treasure Enterprise Ltd.(S)

10.6     Memorandum dated December 29,1995 between China Treasure Construction
         (B.V.I.) Limited and Open View Properties Ltd. re: service fee(5)

10.7     Loan Agreement dated December 29, 1995 between China Treasure
         Construction (B.V.I.) Limited and Open View Properties Ltd. re:
         assumption of HK$93,347,466 of indebtedness of subsidiaries by Open
         View Properties Limited(5)

10.8     Agreement dated December 29, 1995 between Hui yan The People Prefecture
         Investment Limited, China Treasure Enterprise limited, China Treasure
         Construction (B.V.I.) Limited and Open View Properties Limited re:
         assumption of HK$93,347,466 of indebtedness by Hui yan The People
         Prefecture Investment Limited(5)

10.9     Share Mortgage dated December 29,1995 between Hui Yan The People
         Prefecture Investment Limited and China Treasure Construction (B.V.I.)
         Limited re: pledge of collateral to secure obligations owed to China
         Treasure Construction (B.V.I.) Limited (5)

10.10    Share Mortgage dated December 29, 1995 between Hui Yan The People
         Prefecture Investment Limited and China Treasure, Inc. re: pledge of collateral to secure obligations owed to China Treasure, Inc.(5)

10.11    Deed of Guarantee dated December 29,1995 from Hui Yan The People
         Prefecture Investment Limited to China Treasure Construction (B.V.I.)
         Limited guaranteeing payment of service fee(5)

10.12    Form of 9% Convertible Note(7)

16.1 Letter from H.J. Swart & Co., P.A. relating to change of independent accountants(6)

21.1     Subsidiaries of Registrant

27.1     Financial Data Schedules

----------

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

(8) Incorporated by reference to the respective exhibits filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(b)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHINA PACIFIC, INC.

                                       By:/s/ Mak Shiu Tong, Clement
                                          --------------------------------------
                                          Mak Shiu Tong, Clement
                                          President

Dated: June 15, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                                Title                               Date
            ---------                                -----                               ----
/s/ Mak Shiu Tong, Clement            President, Chief Executive Officer             June 15, 1998
----------------------------------    and Chairman of the Board of Directors
Mak Shiu Tong, Clement                (Principal Executive Officer)

/s/ Cheng Yuk Ching                   Vice President, Secretary and Director         June 15, 1998
----------------------------------
Cheng Yuk Ching

/s/ Tong Long Tin, Thomas             Chief Financial Officer (Principal             June  15, 1998
----------------------------------    Financial and Accounting Officer)
Tong Long Tin, Thomas

/s/ Tan Jian Seng                     Director                                       June  15, 1998
----------------------------------
Tan Jian Sheng

/s/ Zhang Guo Liang                   Director                                       June  15, 1998
----------------------------------
Zhang Guo Liang

/s/ Samuel Olenick                    Director                                       June  15, 1998
----------------------------------
Samuel Olenick

                              FINANCIAL STATEMENTS

================================================================================

                               CHINA PACIFIC, INC.

                          ----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1996 AND 1997 AND
                FOR YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                         TOGETHER WITH AUDITORS' REPORT

================================================================================



















   Approved by the Board of Directors of China Pacific, Inc. on June 15, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of China Pacific, Inc.:

Year ended December 31, 1997

We were engaged to audit the accompanying consolidated balance sheets of China Pacific, Inc. (a company incorporated in the State of Nevada, United States of America; "the Company") and Subsidiaries ("the Group") as of December 31, 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management.

As further discussed in Notes 1, 8, 11 and 12 to the accompanying financial statements, as of December 31, 1997, the Group had receivables totalling approximately Rmb33.7 million from Open View Properties Limited ("OVP") and companies relating to OVP, and an investment of approximately Rmb59.0 million in an associated company (China Pacific Construction (B.V.I.) Limited), the major assets of which are promissory notes issued by OVP and its holding company. The receivables and the promissory notes are due for settlement in December 1998. OVP and its subsidiaries are engaged in the development of residential and commercial properties in Sun City, Huiyang County, Guangdong Province, the People's Republic of China. However, the development of the Sun City project has been suspended since 1995. The unaudited management accounts of OVP indicate that OVP had a net asset value of approximately Rmb33.1 million as of December 31, 1997, after stating the Sun City development properties at a valuation of approximately Rmb493.2 million based on a valuation performed by a firm of independent qualified valuers on the assumption that the development properties would be completed and saleable. We were unable to obtain sufficient competent evidential matter to determine whether OVP and its holding and related companies have the necessary cash resources to complete the Sun City project and repay their obligations to the Group and China Pacific Construction (B.V.I.) Limited on the due date and, consequently, realization of the Group's above-mentioned receivables and investment in associated company with a total carrying value of approximately Rmb92.7 million is uncertain.

As further discussed in Notes 1 and 7 to the accompanying financial statements, as of December 31, 1997, the Group had an outstanding receivable of approximately Rmb365.4 million from Chengdu Iron and Steel Plant ("CISP"), the Chinese joint venture partner of the Group's Sino-foreign joint venture in the PRC - Chengdu Chengkang Iron and Steel Company Limited. We were unable to review any financial information of CISP to ascertain whether CISP has the necessary financial ability to repay the Group.

As further discussed in Note 25 to the accompanying financial statements, a brokerage firm filed a civil action against the Company in a United States District Court seeking monetary damages and expenses in excess of US$5.0 million (equivalent to approximately Rmb41,450,000) and/or an order compelling the Company to issue warrants to subscribe to 1,141,000 shares (after considering the one-for-four reverse stock split) of common stock of the Company. Although the Company believes this claim is without merit, as of the date of this report, the Company and its legal counsel are unable to predict the outcome of this dispute. No provision has been recorded in the accompanying financial statements in connection with the aforesaid claim.

As further discussed in Note 18 to the accompanying financial statements, as of December 31, 1997, the Company had outstanding liabilities under convertible notes of approximately US$15.0 million (equivalent to approximately Rmb124.3 million), which are convertible at the option of the note holders according to a pre-determined schedule during the period between May 15, 1997 and January 15, 1999 into common stock of the Company, or repayable by the Company on January 15, 1999. As shares of common stock of the Company have been trading below the minimum conversion price of US$4.00 per share for a substantial period of time, it is uncertain whether the holders of the convertible notes would convert the notes into common stock of the Company. If the holders of the convertible notes choose not to convert and require repayment from the Company, it is uncertain whether the Company will have the necessary cash resources to repay this obligation on the due date of January 15, 1999.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 16 to the accompanying financial statements, as of December 31, 1997, the principal operating subsidiary of the Group (Chengdu Chengkang Iron and Steel Company Limited) had short-term bank loans of approximately Rmb211.1 million, which are due for repayment within twelve months. It is uncertain whether the Group will have the necessary cash resources to repay these short-term bank loans on the due dates. In addition, as shown in the accompanying financial statements, the Group incurred significant losses during the year ended December 31, 1997, and as of that date the Group's current liabilities exceeded its current assets by approximately Rmb290.9 million. The unaudited management accounts of the Group for the three months ended March 31, 1998 indicate that the Group has continued incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of (i) the lack of sufficient competent evidential matter to evaluate the realization of receivables and investment with an aggregated carrying value of approximately Rmb458.1 million as discussed in the second and third paragraphs above, and (ii) the significance of the matter discussed in the preceding five paragraphs, we are unable to express, and we do not express an opinion on the financial position of China Pacific, Inc. and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997.

Years ended December 31, 1995 and 1996

We have also audited the accompanying consolidated balance sheets of China Pacific, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of China Pacific, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles in the United States of America.

As further discussed in Note 25 to the accompanying financial statements, a brokerage firm filed a civil action against the Company in a United States District Court seeking monetary damages and expenses in excess of US$5.0 million (equivalent to approximately Rmb41,450,000) and/or an order compelling the Company to issue warrants to subscribe to 1,141,000 shares (after considering the one-for-four reverse stock split) of common stock of the Company. Although the Company believes this claim is without merit, as of the date of this report, the Company and its legal counsel are unable to predict the outcome of this dispute. No provision has been recorded in the accompanying financial statements in connection with the aforesaid claim.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 16 to the accompanying financial statements, as of December 31, 1997, the principal operating subsidiary of the Group (chengdu Chengkang Iron and Steel Company Limited) had short-term bank loans of approximately Rmb211.1 million, which are due for repayment within twelve months. It is uncertain whether the Group will have the necessary cash resources to repay these short-term bank loans on the due dates. In addition, as shown in the accompanying financial statements, the Group incurred significant losses during the year ended December 31, 1997, and as of that date the Group's current liabilities exceeded its current assets by approximately Rmb290.9 million. The unaudited management accounts of the Group for the three months ended March 31, 1998 indicate that the Group has continued incurring losses. These factors, among others, raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong


Hong Kong,
June 15, 1998.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997

                                                     Note          1996                     1997
                                                     ----        -------         ---------------------------
                                                                 Rmb'000         Rmb'000             US$'000
ASSETS

Current assets:
   Cash and bank deposits                                         61,293            16,582             2,003
   Restricted bank deposits                             5             --            33,284             4,020
   Accounts receivable, net                             6        112,003            51,487             6,218
   Due from related companies                          27          2,031             1,449               175
   Due from CISP, current portion                       7         13,000                --                --
   Prepayments, deposits and other current              8         45,062            15,485             1,870
     assets
   Loans receivable                                     9             --             3,000               362
   Inventories, net                                    10        316,919           228,853            27,639
   Deferred debt costs                                4.d             --             4,440               536
                                                                 -------         ---------           -------
         Total current assets                                    550,308           354,580            42,823

Due from CISP, long-term portion                        7         38,191           365,435            44,135
Investment in an associated company                    11         58,988            58,988             7,124
Investments and note receivable                        12         33,997            36,098             4,360
Deferred value-added tax recoverable                   13         35,054             4,663               563
Property, machinery, equipment and capital
   leases, net                                         14        214,220           220,943            26,684
Investment properties                                  15             --            56,919             6,875
Goodwill, net                                         4.b         17,064                --                --
                                                                 -------         ---------           -------
         Total assets                                            947,822         1,097,626           132,564
                                                                 =======         =========           =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                               16         49,716           211,110            25,496
   Long-term debt, current portion                     18         10,603            22,858             2,761
   Capital lease obligations, current portion          19            777               630                76
   Accounts payable                                              164,159           129,125            15,595
   Deposits from customers                                       132,792           172,595            20,845
   Accrued liabilities                                 17        101,399            88,323            10,667
   Taxation payable                                                   --             1,233               149
   Value-added tax payable                                        22,452            18,027             2,177
   Due to related companies                            27          9,363             1,592               192
                                                                 -------         ---------           -------
         Total current liabilities                               491,261           645,493            77,958

Long-term debt, non-current portion                    18             --           166,767            20,141
Capital lease obligations, non-current                 19          1,708             1,516               183
   portion
                                                                 -------         ---------           -------
         Total liabilities                                       492,969           813,776            98,282
                                                                 -------         ---------           -------
Minority interests                                               147,455           100,245            12,107
                                                                 -------         ---------           -------
Shareholders' equity:
   Common stock, par value US$0.001;
     authorized 25,000,000 shares;
     outstanding 8,956,384 shares in 1996              20             74                75                 9
     and 9,039,644 shares in 1997
   Treasury stock, 27,500 shares in 1996
       and 1997                                        20         (1,420)           (1,420)             (171)
   Additional paid-in capital                          20        189,423           191,036            23,072
   Dedicated capital                                              23,245            23,245             2,807
   Retained earnings (Accumulated deficit)                        92,235           (33,001)           (3,985)
   Cumulative translation adjustments                              3,841             3,670               443
                                                                 -------         ---------           -------
         Total shareholders' equity                              307,398           183,605            22,175
                                                                 -------         ---------           -------
         Total liabilities, minority
           interests and shareholders' equity                    947,822         1,097,626           132,564
                                                                 =======         =========           =======

   The accompanying notes are an integral part of these financial statements.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                        AS OF DECEMBER 31, 1996 AND 1997


----------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 30, 1998 of US$1.00=Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                        Note           1995           1996                   1997
                                                     --------       --------      --------------------------
                                                      Rmb'000        Rmb'000         Rmb'000         US$'000
Net sales                                28           442,088      1,023,846       1,131,227         136,622
Cost of goods sold                                   (341,289)      (876,162)     (1,106,833)       (133,675)
                                                     --------      ---------      ----------        --------
       Gross profit                                   100,799        147,684          24,394           2,947

Selling, general and administrative
   expenses                                           (31,223)       (64,679)       (144,838)        (17,493)
Interest income                          31                34          3,634           4,121             498
Interest expense                         31            (1,423)          (818)        (21,075)         (2,545)
Other income (expenses), net                           11,547            257         (17,161)         (2,073)
Write-off of goodwill                   4.b                --             --         (16,624)         (2,008)
Operation differential subsidies          1                --         28,236              --
Share of income of an associated
   company                               11                --         11,023              --              --
                                                     --------      ---------      ----------        --------
       Income (Loss) from
         continuing operations
         before income taxes                           79,734        125,337        (171,183)        (20,674)

Provision for income taxes                             (1,897)        (1,816)         (1,263)           (153)
                                                     --------      ---------      ----------        --------
       Income (Loss) from
         continuing operations                         77,837        123,521        (172,446)        (20,827)

Discontinued operations:
   Income from operations of the
     discontinued Sun City
     Subsidiaries (less Nil amount
     of applicable income taxes)                       13,760             --              --              --
                                                     --------      ---------      ----------        --------
       Income (Loss) before
         minority interests                            91,597        123,521        (172,446)        (20,827)

Minority interests                                    (41,115)       (39,739)         47,210           5,702
                                                     --------      ---------      ----------        --------
       Net income (loss)                 28            50,482         83,782        (125,236)        (15,125)
                                                     ========      =========      ==========        ========

Basic earnings per common share:
   Income (Loss) from continuing
     operations                                      Rmb12.03       Rmb10.97       Rmb(13.88)       US$(1.68)
   Income  from discontinued
     operations                                          1.94             --              --              --
                                                     --------      ---------      ----------        --------
       Net income (loss)                             Rmb13.97       Rmb10.97       Rmb(13.88)       US$(1.68)
                                                     ========      =========      ==========        ========
   Weighted average number of
     shares outstanding used in
     basic calculation                                  3,612          7,638           9,021           9,021
                                                     ========      =========      ==========        ========
Diluted earnings per common share:
   Income (Loss) from continuing
     operations                                      Rmb11.41        RMB9.29       RMB(13.88)       US$(1.68)
   Income  from discontinued
     operations                                          1.84             --              --              --
                                                     --------      ---------      ----------        --------
       Net income (loss)                             Rmb13.25        Rmb9.29       Rmb(13.88)       US$(1.68)
                                                     ========      =========      ==========        ========
   Weighted average number of
     shares outstanding used in
     diluted calculation                                3,816          9,023           9,021           9,021
                                                     ========      =========      ==========        ========

   The accompanying notes are an integral part of these financial statements.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


----------
Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 30, 1998 of US$1.00=Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                     1995           1996                  1997
                                                   --------       --------       -----------------------
                                                   Rmb'000        Rmb'000        Rmb'000         US$'000
Cash flows from operating activities:
Net income (loss)                                    50,482         83,782       (125,236)       (15,125)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities -
   Share of income of an associated company              --         (9,204)            --             --
   Depreciation of property, machinery and
     equipment                                        5,491         11,275         16,012          1,934
   Depreciation of investment properties                 --             --            965            116
   Impairment loss on investment properties              --             --         17,374          2,098
   Net loss (gain) on disposals of property,
     machinery and equipment                            591            240           (606)           (73)
   Net gain on disposals of investment properties        --             --        (10,261)        (1,239)
   Amortization of goodwill                             225            440            440             53
   Write-off of goodwill                                 --             --         16,624          2,008
   Amortization of deferred debt costs                   --             --          4,440            536
   Minority interests                                41,115         39,739        (47,210)        (5,702)
(Increase) Decrease in operating assets -
   Accounts receivable, net                         (69,251)        30,701         60,516          7,309
   Deposits receivable                               14,817             --             --             --
   Prepayments, deposits and other current
     assets                                          (5,974)       (17,795)        29,577          3,572
   Inventories, net                                (108,685)       (44,681)        88,066         10,636
   Deferred value added tax recoverable                  --          6,127         30,391          3,670
Increase (Decrease) in operating liabilities -
   Accounts payable                                 149,369         13,287        (35,034)        (4,231)
   Deposits from customers                           93,719         39,073         39,803          4,807
   Accrued liabilities                              (15,583)        44,275        (13,076)        (1,579)
   Taxation payable                                      --             --          1,233            149
   Value-added tax payable                           15,790          6,662         (4,425)          (534)
                                                   --------       --------       --------       --------
       Net cash provided by operating
         activities                                 172,106        203,921         69,593          8,405
                                                   --------       --------       --------       --------
Cash flows from investing activities:
   Proceeds from disposal of subsidiary                  83             --             --             --
   Increase in investments and note
     receivable                                          --            907         (2,101)          (254)
   Acquisition of subsidiary                          2,055             --             --             --
   Acquisition of investments                        (5,250)            --             --             --
   Acquisition of property, machinery and
     equipment                                      (15,158)      (133,071)       (23,046)        (2,783)
   Acquisition of investment properties                  --             --       (181,099)       (21,872)
   Proceeds from disposals of property,
     machinery and equipment                             --            804          2,685            324
   Proceeds from disposals of investment
     properties                                          --             --        116,840         14,111
   Acquisition of development properties, net      (122,304)            --             --             --
   Increase in loans receivable                          --             --         (3,000)          (362)
   Effect of cumulative translation
     adjustments                                      4,858           (791)          (171)           (21)
                                                   --------       --------       --------       --------
       Net cash used in investing activities       (135,716)      (132,151)       (89,892)       (10,857)
                                                   --------       --------       --------       --------

                                                               (To be continued)

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                    1995           1996                   1997
                                                  ---------      ---------       ----------------------
                                                   Rmb'000        Rmb'000        Rmb'000        US$'000
Cash flows from financing activities:
   Proceeds from issuance of convertible
     debentures and convertible notes                6,655             --        124,290         15,011
   Proceeds from issuance of common and
     preferred stock                                40,948         93,726          1,614            195
   Acquisition of treasury stock                        --         (1,420)            --             --
   Increase (Decrease) in short-term borrowings     77,313        (54,119)       161,394         19,492
   Repayment of capital element of capital
     lease obligations                                 (50)        (1,216)        (2,845)          (344)
   (Decrease) Increase in long-term debt           (64,601)      (112,208)        54,732          6,610
   Payment of deferred debt costs                       --             --         (8,880)        (1,072)
   Loan from an intermediate holding company       (73,311)            --             --             --
   Loan from ultimate holding company              104,826             --             --             --
   Due from CISP                                        --        (51,191)      (314,244)       (37,952)
   Due from related companies                           --         (2,031)           582             70
   Due to related companies                         (7,072)         9,363         (7,771)          (938)
   Other payables                                       --        (13,602)            --             --
                                                  --------       --------       --------       --------
       Net cash provided by (used in)
         financing activities                       84,708       (132,698)         8,872          1,072
                                                  --------       --------       --------       --------
Net increase (decrease) in cash                    121,098        (60,928)       (11,427)        (1,380)

Cash and bank deposits, as of beginning
   of year                                           1,123        122,221         61,293          7,403
                                                  --------       --------       --------       --------
Cash and bank deposits, as of end of year          122,221         61,293         49,866          6,023
                                                  ========       ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

----------

Translation of amounts from Renminbi ("Rmb") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 1997 of US$1.00=Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                   Series B                      Series C
                                                                                 convertible                     convertible
                                                     Series A                   and redeemable                 and redeemable
                                             convertible preferred stock        preferred stock                preferred stock
                                             ---------------------------     -----------------------       -----------------------
                                               Number of                     Number of                     Number of
                                                shares         Amount         shares         Amount         shares         Amount
                                             -------------   -----------     --------       --------       --------       --------
                                                                Rmb                           Rmb                           Rmb
Balance as of January 1, 1995                        --             --             --             --             --             --

Net income                                           --             --             --             --             --             --

Sale of common stock                                 --             --             --             --             --             --

Sale of preferred stock                           5,905             45            650              5             --             --

Costs of common stock and preferred stock            --             --             --             --             --             --
   sales

Conversion of preferred stock into common        (3,655)           (28)            --             --             --             --
   stock

Transfer to dedicated capital                        --             --             --             --             --             --

Translation adjustments                              --             --             --             --             --             --
                                               --------       --------       --------       --------       --------       --------

Balance as of December 31, 1995                   2,250             17            650              5             --             --

Net income                                           --             --             --             --             --             --

Sale of common stock                                 --             --             --             --             --             --

Sale of preferred stock                              --             --          1,030              9          9,105             76

Costs of common stock and preferred stock            --             --             --             --             --             --
   sales

Conversion of preferred stock into common        (2,250)           (17)        (1,680)           (14)        (9,105)           (76)
   stock

Conversion of convertible debenture into
   common stock                                      --             --             --             --             --             --

Treasury stock                                       --             --             --             --             --             --

Reverse stock split                                  --             --             --             --             --             --

Transfer to dedicated capital                        --             --             --             --             --             --

Translation adjustments                              --             --             --             --             --             --
                                               --------       --------       --------       --------       --------       --------

Balance as of December 31, 1996                      --             --             --             --             --             --

Net loss                                             --             --             --             --             --             --

Conversion of convertible debenture into
   common stock                                      --             --             --             --             --             --

Translation adjustments                              --             --             --             --             --             --
                                               --------       --------       --------       --------       --------       --------

Balance as of December 31, 1997                      --             --             --             --             --             --
                                               ========       ========       ========       ========       ========       ========

                                                                       Common stock                          Treasury stock
                                                               ----------------------------         -----------------------------
                                                                Number of                            Number of
                                                                 shares*           Amount             shares*            Amount
                                                               ----------        ----------         ----------         ----------
                                                                Rmb'000                               Rmb'000
Balance as of January 1, 1995                                   3,571,429               119                 --                 --

Net income                                                             --                --                 --                 --

Sale of common stock                                               38,750                 1                 --                 --

Sale of preferred stock                                                --                --                 --                 --

Costs of common stock and preferred stock                              --                --                 --                 --
   sales

Conversion of preferred stock into common                         555,249                19                 --                 --
   stock

Transfer to dedicated capital                                          --                --                 --                 --

Translation adjustments                                                --                --                 --                 --
                                                               ----------        ----------         ----------         ----------
Balance as of December 31, 1995                                 4,165,428               139                 --                 --

Net income                                                             --                --                 --                 --

Sale of common stock                                              795,641                27                 --                 --

Sale of preferred stock                                                --                --                 --                 --

Costs of common stock and preferred stock                              --                --                 --                 --
   sales

Conversion of preferred stock into common                       3,833,286               124                 --                 --
   stock

Conversion of convertible debenture into
   common stock                                                   162,029                 5                 --                 --

Treasury stock                                                         --                --            (27,500)            (1,420)

Reverse stock split                                                    --              (221)                --                 --

Transfer to dedicated capital                                          --                --                 --                 --

Translation adjustments                                                --                --                 --                 --
                                                               ----------        ----------         ----------         ----------
Balance as of December 31, 1996                                 8,956,384                74            (27,500)            (1,420)

Net loss                                                               --                --                 --                 --

Conversion of convertible debenture into
   common stock                                                    83,260                 1                 --                 --

Translation adjustments                                                --                --                 --                 --
                                                               ----------        ----------         ----------         ----------
Balance as of December 31, 1997                                 9,039,644                75            (27,500)            (1,420)
                                                               ==========        ==========         ==========         ==========

                                                                                                        Retained
                                                                  Additional                            earnings        Cumulative
                                                                   paid-in           Dedicated        (Accumulated      translation
                                                                   capital            capital           deficit)        adjustments
                                                                  ----------         ---------        -------------     -----------
                                                                    Rmb'000            Rmb'000           Rmb'000          Rmb'000
Balance as of January 1, 1995                                        54,709                 --           (18,784)          (2,388)

Net income                                                               --                 --            50,482               --

Sale of common stock                                                  3,602                 --                --               --

Sale of preferred stock                                              54,534                 --                --               --

Costs of common stock and preferred stock sales                     (17,213)                --                --               --

Conversion of preferred stock into common stock                         --                 --                --               --


Transfer to dedicated capital                                            --              7,804            (7,804)              --

Translation adjustments                                                  --                 --                --            7,244
                                                                   --------           --------          --------         --------
Balance as of December 31, 1995                                      95,632              7,804            23,894            4,856

Net income                                                               --                 --            83,782               --

Sale of common stock                                                 17,429                 --                --               --

Sale of preferred stock                                              83,977                 --                --               --

Costs of common stock and preferred stock                           (12,874)                --                --               --
   sales

Conversion of preferred stock into common                              (124)                --                --               --
   stock

Conversion of convertible debenture into
   common stock                                                       5,162                 --                --               --

Treasury stock                                                           --                 --                --               --

Reverse stock split                                                     221                 --                --               --

Transfer to dedicated capital                                            --             15,441           (15,441)              --

Translation adjustments                                                  --                 --                --           (1,015)
                                                                   --------           --------          --------         --------
Balance as of December 31, 1996                                     189,423             23,245            92,235            3,841

Net loss                                                                 --                 --          (125,236)              --

Conversion of convertible debenture into
   common stock                                                       1,613                 --                --               --

Translation adjustments                                                  --                 --                --             (171)
                                                                   --------           --------          --------         --------
Balance as of December 31, 1997                                     191,036             23,245           (33,001)           3,670
                                                                   ========           ========          ========         ========

*  Adjusted for the one-for-four reverse stock split.

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

All references in these financial statements to number of share, share prices and per share amounts have been adjusted to reflect a one-for-four reverse stock split effected in 1996 (see Note 20).

Major shareholders

As of December 31, 1997, 3,271,429 shares of common stock of the Company were owned by C. P. Investment (B.V.I.) Limited ("CPI"; a company incorporated in the British Virgin Islands). CPI is wholly owned by China Pacific Investment Holdings Limited ("CPIH"; a company incorporated in the British Virgin Islands), which is owned as to 51% by Kiu Yin Investment Co., Ltd. (a company incorporated in Hong Kong), which is controlled by a discretionary trust established for the benefit of the family of Clement Mak, the Company's chairman, president and chief executive officer, and 49% by Guangdong Construction (B.V.I.) Company Limited (a company incorporated in the British Virgin Islands), which is wholly owned by the Guangdong Branch of The China Construction Bank.

The Sun City operations

On May 18, 1994, the Company acquired from CPI a 51% equity interest in China Pacific Construction (B.V.I.) Limited ("CPCT"; a company incorporated in the British Virgin Islands) by issuing to CPI 3,321,429 shares of common stock of the Company. CPCT and its subsidiaries were engaged in the development of residential and commercial properties in Sun City, Huiyang County, Guangdong Province, the People's Republic of China ("the PRC").

On December 29, 1995, CPCT, then a 51% owned subsidiary of the Company, entered into an agreement with Open View Properties Limited ("OVP") to sell to OVP its entire equity interests in and advances to three wholly-owned subsidiaries, namely, China Treasure Property Management Company, China Treasure Property Consultant Company Limited and China Treasure Enterprise Limited (collectively referred to as "the Sun City Subsidiaries"). As consideration, an immediate holding company of OVP (Hui Yan The Peoples's Prefecture Investment Limited) delivered to CPCT a three-year 8% promissory note due on December 28, 1998 of Rmb100.1 million. The promissory note is collaterized by the common stock of OVP. In addition, CPCT agreed to provide consultancy service to OVP for a period from December 29, 1995 to December 28, 1998 for approximately Rmb34.3 million. In return, OVP delivered to CPCT a three-year 8% promissory note due on December 28, 1998 of approximately Rmb34.3 million. This promissory note is also collaterized by the common stock of OVP and a corporate guarantee provided by OVP's immediate holding company. OVP is controlled by The People's Government of Huiyang County which, until completion of this transaction, had an indirect minority interest in the Company. The Sun City Subsidiaries are engaged in the development of residential and commercial properties in Sun City, Huiyang County, Guangdong Province, the PRC.

In connection with the disposal of the Sun City Subsidiaries, CPCT was granted a five-year option expiring in December 2000 to develop and market 3 million square meters of land surrounding Sun City at a minimum price of Rmb100 per square meter, and another five-year option expiring in December 2000 to repurchase CPCT's interest in the Sun City Subsidiaries for Rmb33.3 million plus any related affiliated company debt and any amounts injected into the Sun City Subsidiaries by OVP, and a 10% premium per annum on all such amounts. CPCT has not allocated a value to these options, and has deferred recognition of the gain on disposal of the Sun City Subsidiaries of approximately Rmb6.1 million (net of minority interests) until the repurchase option expires.

The operating results of the Sun City Subsidiaries have been accounted for as discontinued operations for the year ended December 31, 1995. Revenue of the Sun City Subsidiaries for the year ended December 31, 1995 was approximately Rmb82,485,000.

Following the disposal of the Sun City Subsidiaries, on December 29, 1995, the Group's interest in CPCT was diluted from 51% (a subsidiary) to 50% (an associated company).

As of December 31, 1997, the Group's financial interests relating to OVP and its holding and related companies include its 50% investment in CPCT with a book value of approximately Rmb58,988,000, a note receivable and related accrued interest from a subsidiary of OVP amounting to approximately Rmb30,848,000 due in December 1998, and other receivables from companies relating to OVP amounting to approximately Rmb2,834,000. The unaudited management accounts of OVP indicate that OVP had a net asset value of approximately Rmb33.1 million, after stating the Sun City development properties at a valuation of approximately Rmb493.2 million based on a valuation performed by a firm of independent qualified valuers on the assumption that the development properties would be completed and saleable. It is uncertain whether OVP and its holding and related companies have the necessary cash resources to complete the Sun City project and repay their obligations to the Group and CPCT on the due date and, consequently, realization of the Group's above-mentioned receivables and investment in associated company with a total carrying value of approximately Rmb92,670,000 is uncertain. In view of this uncertainty, the Group did not record its equity share of income of CPCT amounting to approximately Rmb9.2 million during the year ended December 31, 1997.

The iron and steel operations

Under an agreement dated October 30, 1995, the Company acquired from China Treasure Capital Limited ("CTC"), a company owned by Kiu Yin Investment Co. Ltd., a 100% interest in China Pacific Steel, Limited ("CPS"; a company incorporated in the British Virgin Islands and formerly known as Team Steel, Inc.) for a consideration of approximately Rmb125.5 million, including Rmb5.0 million in cash and Rmb120.5 million in the form of a non-interest bearing demand promissory note secured by the stock of CPS. The Company repaid approximately Rmb20.7million, Rmb50.1million and Rmb49.7million of the promissory note during the years ended December 31, 1995, 1996 and 1997, respectively.

CPS entered into a joint venture agreement dated October 25, 1994 and subsequent supplemental agreements with Chengdu Iron and Steel Plant ("CISP"; a state-owned enterprise established in the PRC directly under the Department of Metallurgy of Chengdu Government) to establish a Sino-foreign equity joint venture in the PRC
- Chengdu Chengkang Iron and Steel Company Limited ("CCIS") for a period of 50 years from 1994 to 2044. The principal activities of CCIS are the manufacturing of iron, steel wires, reinforced steel bars, and related iron and steel products, which were previously undertaken by CISP. CCIS's manufacturing plant is located in Chengdu, Sichuan Province, the PRC, and it primarily sells to customers in the PRC.

Pursuant to the aforesaid agreements, CPS was required to contribute into CCIS cash of approximately Rmb120.0 million as its capital contribution for a 60% equity interest in CCIS, while CISP was required to contribute into CCIS part of its production plant, including buildings, machinery and equipment, with a valuation of Rmb80.0 million as its capital contribution for a 40% equity interest in CCIS. The aforesaid capital contributions were completed on December 28, 1995.

In connection with the establishment of CCIS, CISP delivered a guarantee to CPS that the net income after tax of CCIS as determined under generally accepted accounting principles in the United States of America would not be less than Rmb100.0 million in 1995 and Rmb150.0 million in 1996. In 1996, the net income of CCIS as determined under generally accepted accounting principles in the United States of America amounted to approximately Rmb102.9 million. Accordingly, the Company was entitled to recover from CISP an amount of approximately Rmb28.2 million, representing its 60% share of the shortfall.

Pursuant to the aforesaid agreements, CISP agreed to lease to CCIS certain buildings, machinery and equipment with an estimated valuation of approximately Rmb360.0 million at an annual rate of 5% per annum based on the valuation of assets actually leased or the net income of CCIS, whichever is lower, during the period from October 25, 1994 to March 31, 1996; at an annual rate of 6.5% based on the valuation of assets actually leased during the period from April 1, 1996 to March 31, 1997; and at an annual rental charge to be mutually agreed by CPS and CISP starting from April 1, 1997, which will be based on market rentals and will not exceed 8% based on the valuation of assets actually leased. However, if CCIS is in a loss position, CCIS is not required to pay rental on the leased assets. Rental paid/payable to CISP during the years ended December 31, 1995, 1996 and 1997 amounted to approximately Rmb11.7 million, Rmb23.4 million and Nil, respectively. In addition, in connection with the transfer of operations, CCIS acquired certain operating assets of CISP, including trade receivables and inventories, and assumed certain operating liabilities of CISP outstanding as of July 1, 1995. CCIS was given an option to transfer the operating assets back to CISP if the assets were not realized in cash by April 30, 1997. CCIS did not exercise this option.

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

As of December 31, 1997, the Group had an outstanding receivable of approximately Rmb365.4 million from CISP (see Note 7). The Group has no access to any financial information of CISP and, accordingly is uncertain whether CISP has the necessary financial ability to repay the Group.

The real estate properties investment operations

In 1997, the Company established wholly-owned subsidiaries - Expert Fame Limited (a company incorporated in Hong Kong) and Powerich Property Limited (a company incorporated in Hong Kong) to engage in the investment in real estate properties in Hong Kong.

2.       SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1997 were as follows:

                                                                          Percentage of equity
Name                                     Place of incorporation               interest held
----                                     ----------------------           --------------------
Allrich Holdings Limited                 Hong Kong                               100%

China Pacific Capital Limited            The British Virgin                      100%
                                            Islands

China Pacific Management Limited         The British Virgin                      100%
                                            Islands

China Pacific Corporation Limited        Hong Kong                               100%

China Pacific Steel, Limited             The British Virgin                      100%
                                            Islands

Chengdu Chengkang Iron and Steel         The People's Republic of                 60%
    Company Limited (PRC)                   China

Chengdu Chengkang Iron & Steel           The British Virgin                       60%
    (BVI) Limited                           Islands

Chi Kiu Enterprises Limited              Hong Kong                               100%

Expert Fame Limited                      Hong Kong                               100%

Layfayette Services Limited              The British Virgin                      100%
                                            Islands

Powerich Property Limited                Hong Kong                               100%

3.       BASIS OF PRESENTATION

The acquisition of CPCT by the Company on May 18, 1994 (see Note 1) was treated as a reverse acquisition since CPCT became the continuing entity as a result of the recapitalization and restructuring. The historical consolidated financial statements of the Company prior to May 18, 1994 are those of CPCT and the historical shareholders' equity account of the Company prior to May 18, 1994 has been retroactively restated to reflect the issuance of 3,321,429 shares of common stock.

The acquisition of CPS (including CPS's 60% interest in CCIS) by the Company in 1995 (see Note 1) were accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition, and the operations of CPS (including CPS's 60% interest in CCIS) are included in the consolidated financial statements of the Company from the date of acquisition.

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

b.       Goodwill

         Goodwill, being the excess of cost over fair value of the net assets of CPS (including CPS's 60% interest in CCIS) acquired, was amortized on a straight-line basis over forty years. The amortization recorded for the years ended December 31, 1995, 1996 and 1997 was approximately Rmb225,000, Rmb440,000 and Rmb440,000, respectively. The Company management assessed the remaining life of the goodwill and decided to write off the unamortized amount of approximately Rmb16,624,000 during the year ended December 31, 1997 after taking into consideration the substantial operating loss of CCIS during the year ended December 31, 1997.

c.       Inventories

         Inventories are stated at the lower of cost, on a first-in first-out basis, and market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

d.       Convertible notes

         Convertible notes are stated at the amount of the consideration received on the issue of the notes. Direct issuance costs (including issuance commissions) are recorded as deferred debt costs and amortized on straight-line basis over the term of the notes. If the notes are redeemed or converted before the expiration date (January 15, 1999), the unamortized debt costs will be charged to the statement of income upon redemption or credited to additional paid-in capital upon conversion. The amortization recorded during the year ended December 31, 1997 was approximately Rmb4,440,000.

e.       Property, machinery, equipment and capital lease

         Property, machinery, equipment and capital lease are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets after taking into account the estimated residual value. The estimated useful lives are as follows: buildings and plant - 12 to 30 years, machinery and equipment - 5 to 12 years, motor vehicles - 5 years, and furniture and office equipment - 5 years. Gains or losses on disposals are reflected in current operations. All ordinary repair and maintenance costs are expensed as incurred.

         Construction-in-progress represents buildings, machinery and equipment under construction. This includes costs of construction and interest charges arising from borrowings used to finance these assets during the period of construction. Interest capitalized during the years ended December 31, 1995, 1996 and 1997 was approximately Rmb7,845,000, Nil and Nil, respectively.

         The Company recognizes an impairment loss on property, machinery and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, of a particular asset, and when the carrying amount of the asset cannot be realized through sale. Measurement of impairment loss is based on the fair value of individual asset. The Company's management has determined that there is no impairment loss on the property, machinery and equipment of CCIS, after taking into consideration the substantial operating losses of CCIS during the year ended December 31, 1997.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

f.       Investment properties

         Investment properties are interest in leasehold land and buildings held for their long-term investment potential. Investment properties are included in the balance sheet at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the properties estimated useful lives of 30 years. Gains or losses on disposals are reflected in current operations. All ordinary repair and maintenance costs are expensed as incurred.

         The Company recognizes an impairment loss on investment property when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, of a particular property, and when the carrying amount of the property cannot be realized through sale. Measurement of impairment loss is based on the fair value of individual property. Impairment loss recorded during the year ended December 31, 1997 was approximately Rmb17,374,000.

g.       Sales

         Sales represent (i) the invoiced value of goods (excluding valued added tax) supplied to customers, net of sales returns and allowances, which is recognized upon delivery of goods and passage of title to customers; and (ii) rental income from letting of real estate properties under operating leases, which is recognized on a time-proportion basis over the respective periods of the leases.

         All of the Group's sales made in the PRC are subject to PRC value added tax at a rate of 17% ("output VAT"). Such output VAT is payable after offsetting value added tax paid by the Group on purchases ("input VAT").

h.       Income taxes

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

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

i.       Operating leases

         Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on a straight-line basis over the period of the relevant leases.

j.       Foreign currency translation

         The Company considers Renminbi ("Rmb") as its functional currency as most of the Group's business activities are based in Renminbi.

         The translation of the financial statements of group companies into Renminbi is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. Gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregated net gains (losses) from foreign currency transactions included in the results of operations for the years ended December 31, 1995, 1996 and 1997 were approximately Rmb275,000, Rmb2,000 and Rmb(527,000), respectively.

k.       Earnings (loss) per common share

         Basic earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income (loss) for each year by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share reflects the dilution that would have resulted from the conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the average market price of common stock during the years. For the years ended December 31, 1995 and 1996, diluted earnings per common share is computed by dividing net income for each year plus convertible debenture interest (net of tax) by the weighted average number of shares of common stock outstanding and all dilutive securities during the years arising from conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the market price of common stock. For the year ended December 31, 1997, exercise of warrants and convertible debentures would have been anti-dilutive and, accordingly, was not considered in the computation of dilutive earnings (loss) per common share. All earnings per common share data has been restated in accordance with Statement of Financial Accounting Standards No. 128.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

l.       Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

m.       Fair value of financial instruments

         All financial instruments of the Group are carried at cost, which approximate fair values.

5.       RESTRICTED BANK DEPOSITS

As of December 31, 1997, bank deposits of approximately Rmb33,284,000 was pledged as collateral in respect of bank loans borrowed by CISP and was classified as restricted bank deposits.

6.       ACCOUNTS RECEIVABLE

Accounts receivable comprised:

                                              1996                       1997
                                            ---------        ---------------------------
                                             Rmb'000          Rmb'000           US$'000
Trade receivables                             119,448           98,088           11,846
Less: Allowance for doubtful accounts          (7,445)         (46,601)          (5,628)
                                             --------         --------         --------
Accounts receivable, net                      112,003           51,487            6,218
                                             ========         ========         ========

7.       DUE FROM CISP

Due from CISP comprised:

                                              1996                     1997
                                            ---------        ------------------------
                                             Rmb'000          Rmb'000         US$'000
Current portion                                13,000              --              --
Long-term portion                              38,191         365,435          44,135
                                             --------        --------        --------
                                               51,191         365,435          44,135
                                             ========        ========        ========

The amount due from CISP primarily arose from advances made by CCIS to CISP and its related companies, expenses paid by CCIS on behalf of CISP and its related companies and assumption by CCIS of certain bank loans of CISP and its related companies, after netting off rental expenses payable by CCIS to CISP (see Note
1). It is unsecured and non-interest bearing. The Company's Directors expect that the outstanding amount due from CISP will be settled by CISP through transfer by CISP to CCIS of buildings and plant, machinery and equipment, or transfer by CCIS to CISP of a certain amount of its bank loans. However, the Group has no access to any financial information of CISP and, accordingly, is uncertain whether CISP has the necessary financial ability to repay to the Group.

8.       PREPAYMENTS, DEPOSITS AND OTHER CURRENT ASSETS

Prepayments, deposits and other current assets comprised:

                                                 1996                   1997
                                               --------        ------------------------
                                                Rmb'000         Rmb'000         US$'000
Deposits for purchases of raw materials          22,743           5,515             666
Deposits for construction-in-progress            12,827              --              --
Prepaid insurance and utilities                   5,532           7,136             862
Advances to employees                             1,374              --              --
Due from companies related to OVP                 2,586           2,834             342
                                               --------        --------        --------
                                                 45,062          15,485           1,870
                                               ========        ========        ========

9.       LOANS RECEIVABLE

Loans receivable represented advances to independent third parties, which are unsecured, non-interest bearing and without pre-determined repayment terms.

10.      INVENTORIES

Inventories comprised:

                                         1996                      1997
                                       ---------         -------------------------
                                        Rmb'000          Rmb'000           US$'000
Raw materials                            246,172          178,122           21,512
Work-in-process                           69,985           39,863            4,815
Finished goods                             8,699           18,805            2,271
                                        --------         --------         --------
                                         324,856          236,790           28,598
Less: Allowance for obsolete and
        slow-moving items                 (7,937)          (7,937)            (959)
                                        --------         --------         --------
Inventories, net                         316,919          228,853           27,639
                                        ========         ========         ========

11.      INVESTMENT IN AN ASSOCIATED COMPANY

As of December 31, 1996 and 1997, the Company had a 50% equity interest in China Pacific Construction (B.V.I.) Limited ("CPCT"; a company incorporated in the British Virgin Islands) (see Note 1). The major assets of CPCT are three-year 8% promissory notes due on December 28, 1998 together with accrued interests with an aggregate amount of Rmb156.0 million issued by OVP and its immediate holding company in connection with the disposal of the Sun City Subsidiaries and the consultancy services provided by CPCT to OVP (see Note 1). These promissory notes are collaterized by the common stock of OVP. During the years ended December 31, 1996 and 1997, the major revenue of CPCT was consultancy fees of approximately Rmb11,466,000 and Rmb11,434,000, respectively, earned from OVP following the disposal of the Sun City Subsidiaries, and interest income of approximately Rmb10,927,000 and Rmb10,749,000, respectively, accrued from the aforementioned promissory note. It is uncertain whether OVP and its holding company have necessary cash resources to repay their obligations to CPCT on the due date and, consequently, realization of the Group's investment in the associated company is uncertain. In view of this uncertainty, the Group did not record its equity share of income of CPCT amounting to approximately Rmb9.2 million during the year ended December 31, 1997.

12.      INVESTMENTS AND NOTE RECEIVABLE

Investments and note receivable comprised:

                                           1996                    1997
                                         --------        ------------------------
                                          Rmb'000        Rmb'000          US$'000
PRC Government debentures                   5,546           5,250             634
Note receivable
    - face value                           25,244          25,244           3,049
    - accrued interest                      3,207           5,604             677
                                         --------        --------        --------
                                           33,997          36,098           4,360
                                         ========        ========        ========

The PRC Government debentures are issued by the Power Bureau of Qingbaijiang District, Chengdu, Sichuan Province, the PRC and Chengdu Ministry of Finance. The debentures are non-interest bearing and will mature from 1998 to 2002.

The note receivable from China Treasure Enterprises Limited, a subsidiary of OVP (see Note 1), due on December 28, 1998, bears interest at 8% per annum and is collateralized by the common stock of OVP and a corporate guarantee provided by OVP's immediate holding company, a company controlled by The People's Government of Huiyang City, which had an indirect minority interest in the Company. It is uncertain whether China Treasure Enterprises Limited has the necessary cash resources to repay its obligations to the Company on the due date and, consequently, realization of the Company's note receivable is uncertain.

13.      DEFERRED VALUE-ADDED TAX RECOVERABLE

Deferred value-added tax ("VAT") recoverable arose from a change in the PRC tax regulations effected January 1, 1994. Pursuant to a directive issued by the PRC State Tax Bureau, the amount of deferred VAT recoverable outstanding at January 1, 1994 can be utilized to offset net VAT payable over a period of five years with the exact amount of annual utilization to be determined by individual local tax bureaus. The amount utilized in the years ended December 31, 1995, 1996 and 1997 was approximately Rmb6,864,000, Rmb6,127,000 and Rmb30,391,000, respectively.

14.      PROPERTY, MACHINERY, EQUIPMENT AND CAPITAL LEASES

Property, machinery, equipment and capital leases comprised:

                                        1996                     1997
                                      --------         -------------------------
                                       Rmb'000         Rmb'000           US$'000
Buildings and plant                    146,758          146,758           17,724
Machinery and equipment                 39,455           77,219            9,326
Motor vehicles                           4,227            3,417              413
Furniture and office equipment           1,182            1,362              164
                                      --------         --------         --------
                                       191,622          228,756           27,627

Less: Accumulated depreciation         (15,166)         (30,398)          (3,671)
                                      --------         --------         --------
                                       176,456          198,358           23,956
Construction-in-progress:
    Machinery and equipment             37,764           22,585            2,728
                                      --------         --------         --------
                                       214,220          220,943           26,684
                                      ========         ========         ========

As of December 31, 1996 and 1997, certain motor vehicles and office equipment with a net book value of approximately Rmb2,700,000 and Rmb2,415,000, respectively, were held under capital leases. The total amount of obligations under these capital leases as of December 31, 1996 and 1997 was approximately Rmb2,485,000 and Rmb2,146,000 respectively.

As of December 31, 1996 and 1997, buildings and plant with a net book value of approximately Rmb141,870,000 and Rmb134,532,000, respectively, were situated in the PRC on land to which the Group has no formal land use right.

15.      INVESTMENT PROPERTIES

Investment properties comprised:

                                              1996                    1997
                                            --------        -------------------------
                                            Rmb'000         Rmb'000           US$'000
Investment properties                             --          75,258            9,089
Less:  Accumulated depreciation                   --            (965)            (116)
       Provision for impairment loss              --         (17,374)          (2,098)
                                            --------        --------         --------
                                                  --          56,919            6,875
                                            ========        ========         ========

The investment properties are situated in Hong Kong and are held under leases expiring in 2060. They were mortgaged as collateral for the Group's banking facilities (see Note 23).

16.      SHORT-TERM BORROWINGS

Short-term borrowings comprised:

                                          1996                    1997
                                         --------        ------------------------
                                         Rmb'000         Rmb'000          US$'000
Short-term bank loans                          --         211,110          25,496
Demand promissory note                     49,716              --              --
                                         --------        --------        --------
                                           49,716         211,110          25,496
                                         ========        ========        ========

Short-term bank loans are denominated in Renminbi and bear interest at commercial bank lending rates in the PRC, which ranged from 9.48% to 11.28% as of December 31, 1997. They are secured by a corporate guarantee given by an independent third party. These short-term bank loans were borrowed by CCIS and are due for repayment within twelve months. It is uncertain whether the Group will have the necessary cash resources to repay these short-term bank loans on the due dates.

The demand promissory note was issued to CTC for the acquisition of CPS (see
Note 1), and was non-interest bearing and secured by the stock of CPS.

17.      ACCRUED LIABILITIES

Accrued liabilities comprised:

                                           1996                   1997
                                         --------        ------------------------
                                         Rmb'000         Rmb'000          US$'000

Accruals for operating expenses
    - Staff wages and bonus                12,137           3,875             468
    - Staff welfare and incentive          11,044           6,783             819
    - Utilities                            42,005          41,801           5,049
    - Transportation                        6,134             358              43
    - Others                               25,081          35,506           4,288
Accrual for construction costs              4,998              --              --
                                         --------        --------        --------
                                          101,399          88,323          10,667
                                         ========        ========        ========

18.      LONG-TERM DEBT

Long-term debt comprised:

                                               1996                     1997
                                             --------         -------------------------
                                             Rmb'000          Rmb'000          US$'000
10% convertible debentures due
   November 1997                                1,657               --               --
9% convertible notes due January 1999              --          124,290           15,011
Bank loans                                         --           43,146            5,211
Other long-term debt                            8,946           22,189            2,680
                                             --------         --------         --------
                                               10,603          189,625           22,902

Less: Current maturities                      (10,603)         (22,858)          (2,761)
                                             --------         --------         --------
                                                   --          166,767           20,141
                                             ========         ========         ========

In 1995, the Company issued US$800,000 (equivalent to approximately Rmb6,655,000) of 10% convertible debentures due November 1997. The debentures were convertible into common stock of the Company at a conversion price equal to the lesser of 100% of the average closing market price of the Company's common stock for three days immediately preceding the issuance of the debentures, which was approximately US$18.72, or 80% of the average closing market price of the Company's common stock for three days immediately preceding the conversion of the debentures. In 1996, approximately Rmb4,998,000 of the 10% convertible debentures together with approximately Rmb169,000 of accrued interest were converted into 162,029 shares of common stock of the Company at an average conversion price of approximately US$3.85 each (equivalent to approximately Rmb31.89 each). In 1997, approximately Rmb1,657,000 of the 10% convertible debentures together with approximately Rmb216,000 of accrued interest were converted into 83,260 shares of common stock of the Company at an average conversion price of approximately US$2.72 each (equivalent to approximately Rmb22.5 each).

In January 1997, the Company issued US$15,000,000 (equivalent to approximately Rmb124,290,000) of 9% convertible notes to certain unrelated third parties. The notes are due on January 15, 1999, and are convertible according to a pre-determined schedule during the period between May 15, 1997 and January 15, 1999 into common stock of the Company at a conversion price equal to 80% of the average closing market price of the Company's common stock for five days immediately preceeding the date of notice from note holders of such conversion, with the conversion price subject to a minimum amount of US$4.00 per share and a maximum amount of US$8.00 per share. Based on the pre-determined schedule, 25% of the amount of the notes is convertible after May 15, 1997, 50% of the amount of the notes is convertible after September 12, 1997, 75% of the amount of the notes is convertible after January 10, 1998, and 100% of the amount of the notes is convertible after May 10, 1998. There was no conversion during the year ended December 31, 1997. As consideration for the sales of the 9% convertible notes, the Company paid placement commissions of US$1,050,000 (equivalent to approximately Rmb8,705,000), representing 7% of the proceeds of the convertible notes, and issued to the placing agent five-year warrants (expiring January
2002) to acquire up to 300,000 shares of common stock of the Company at US$4.00 per share. Management believes that the exercise price of the warrants issued exceeded the fair market value of the Company's common stock on the date of issuance of the warrants. As shares of common stock of the Company have been trading below the minimum conversion price of US$4.00 per share for a substantial period of time, it is uncertain whether the holders of the convertible notes would convert the notes into common stock of the Company. If the holders of the convertible notes choose not to convert and require repayment from the Company, it is uncertain whether the Company will have necessary cash resources to repay this obligation on the due date of January 15, 1999.

The long-term bank loans are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 0.5% to 0.75% per annum. These bank loans are secured by mortgages over certain of the Group's investment properties with net book value of Rmb56,919,000 as of December 31, 1997.

Other long-term debt includes various loans from customers and employees, which are unsecured, non-interest bearing and without pre-determined repayment terms.

19.      CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments are:

                                                        1996                 1997
                                                      --------        --------------------
                                                      Rmb'000         Rmb'000      US$'000
Payable during the following period
    - Within one year                                     948            769             93
    - Over one year but not exceeding two years
                                                          912            765             92
    - Over two years but not exceeding three
        years                                             906            765             92
    - Over three years but not exceeding four
        years                                             269            319             39
                                                       ------         ------         ------
Total minimum lease payments                            3,035          2,618            316

Less: Amount representing interest                       (550)          (472)           (57)
                                                       ------         ------         ------
Present value of minimum lease payments                 2,485          2,146            259

Less: Current portion                                    (777)          (630)           (76)
                                                       ------         ------         ------
Non-current portion                                     1,708          1,516            183
                                                       ======         ======         ======

20.      CAPITAL STOCK AND WARRANTS

Common stock

In 1995, the Company sold 38,750 shares of common stock, par value US$0.001 each, for cash of approximately US$433,000 (equivalent to approximately Rmb3,603,000), at an average price of approximately US$11.17 per share (after adjusting for the one-for-four reverse stock split). In 1996, the Company sold 599,891 shares of common stock, par value US$0.001 each, for cash of approximately US$1,325,000 (equivalent to approximately Rmb10,975,000), at an average price of approximately US$2.21 per share. Also, the Company issued 195,750 shares of common stock, par value US$0.001 each, valued at US$783,000 (equivalent to approximately Rmb6,481,000), at an average price of approximately US$3.99 per share to certain third party consultants for consultancy services rendered by them in connection with the acquisition of CPS.

On July 9, 1996, the Company effected a one-for-four reverse stock split, under which the then outstanding 35,760,398 shares of common stock with a par value of US$0.001 each became 8,940,109 shares of common stock with a par value of US$0.001 each. In this connection, an amount of approximately US$27,000 (equivalent to approximately Rmb221,000) was transferred from the common stock account to additional paid-in capital. Also, the number of authorized shares of common stock of the Company was reduced from 100,000,000 to 25,000,000. All references in these financial statements to number of shares, share prices and per share amounts of common stock have been adjusted retroactively for this one-for-four reverse stock split.

In May 1996, the Company repurchased 27,500 shares of common stock in the open market for approximately US$171,000 (equivalent to approximately Rmb1,420,000), representing an average price of US$6.22 per share.

Series A convertible preferred stock

In 1995, the Company sold 5,905 shares of Series A convertible preferred stock, par value US$0.001 each, for US$5,905,000 (equivalent to approximately Rmb49,129,000). In 1995, 3,655 shares of series A preferred stock were converted into 555,249 shares of common stock of the Company at an average conversion price of US$6.58 per share. In 1996, the remaining 2,250 shares of Series A preferred stock were converted into 559,167 shares of common stock of the Company at an average conversion price of US$4.02 per share.

Series B convertible and redeemable preferred stock

The Company sold 650 shares of Series B convertible and redeemable preferred stock, par value US$0.001 each, for US$650,000 (equivalent to approximately Rmb5,408,000) in 1995 and 1,030 shares of Series B convertible and redeemable preferred stock, par value US$0.001 each, for US$1,030,000 (equivalent to approximately Rmb8,534,000) in 1996. In 1996, all of the 1,680 shares of Series B convertible and redeemable preferred stock were converted into 544,961 shares of common stock of the Company at an average conversion price of US$3.08 per share.

Series C convertible and redeemable preferred stock

In 1996, the Company sold 9,105 shares of Series C convertible and redeemable preferred stock, par value US$0.001 each, for US$9,105,000 (equivalent to approximately Rmb75,443,000). In 1996, all of the 9,105 shares of Series C convertible and redeemable preferred stock were converted into 2,729,158 shares of common stock of the Company at an average conversion price of US$3.34 per share.

Warrants

In 1995, the Company issued 550,755 warrants to a third party for investment banking services at a conversion basis of 4 warrants for 1 share of common stock of the Company at an exercise price of US$15.24 per share. The warrants will expire in September 2000. No warrants have been exercised.

In 1997, in connection with the sale of the 9% convertible notes (see Note 18), the Company issued five-year warrants to subscribe for up to 300,000 shares of common stock of the Company at an exercise price of US$4.00 per share. The warrants will expire in January 2002. No warrants were exercised in 1997.

The Company's management believes that the exercise prices of the warrants issued exceeded the fair market value of the Company's common stock on the dates of issuance of the warrants.

Options

In 1995, the Company granted common stock options to an independent third party to purchase 125,000 shares of common stock of the Company at exercise prices ranging from US$9.60 to US$16.00 to be exercised according to a pre-determined schedule from 1996 to 2000. The Company's management believes that the exercise prices of the options exceeded the fair market value of the Company's common stock on the date of grant. No options were exercised in 1996 and 1997. During the year ended December 31, 1997, options to purchase 25,000 shares of common stock at US$11.20 expired. As of December 31, 1997, there were outstanding options to purchase 75,000 shares of common stock of the Company at exercise prices ranging from US$12.80 to US$16.00.

21.      INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5%. The joint venture enterprise established in the PRC (Chengdu Chengkang Iron and Steel Company Limited; "CCIS") is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, CCIS is exempted from state income tax and local income tax for two years starting from the first year of profitable operations (years ended December 31, 1995 and 1996), followed by 50% reduction in state income tax for the next three years (years ended December 31, 1997, 1998 and 1999).

If the tax concession for CCIS did not exist, the Group's provision for income tax would have been increased by approximately Rmb24,471,000, Rmb33,970,000 and Nil (note: CCIS incurred a loss during the year ended December 31, 1997) for the years ended December 31, 1995, 1996 and 1997, respectively. Basic earnings per common share would have been decreased by approximately Rmb6.77, Rmb4.45 and Nil for the years ended December 31, 1995, 1996 and 1997, respectively. Diluted earnings per common share would have been decreased by approximately Rmb6.41, Rmb3.76 and Nil for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company does not provide for income taxes on the undistributed earnings of its international subsidiaries because the earnings are reinvested and, in the opinion of management, will continue to be reinvested in the foreseeable future.

The reconciliation of the United States federal income tax rate to the effective income tax rate based on income (loss) from continuing operations before income taxes stated in the consolidated statements of operations is as follows:

                                                             Years ended December 31,
                                                      --------------------------------------
                                                       1995            1996            1997
                                                      ------          ------          ------
United States federal income tax rate                   35.0%           35.0%           35.0%
Weighted average effect of different tax rates
    in foreign jurisdictions                            (1.9%)          (6.5%)           4.1%
Tax loss not recognized                                   --              --           (39.8)%
Effect of tax holiday for CCIS                         (30.7%)         (27.1%)            --
                                                      ------          ------          ------
Effective income tax rate                                2.4%            1.4%           (0.7%)
                                                      ======          ======          ======

22.      DISTRIBUTION OF PROFIT

At present, the majority of the Group's income is contributed by its 60% owned joint venture enterprise in the PRC - Chengdu Chengkang Iron and Steel Company Limited ("CCIS").

Income of CCIS as determined under generally accepted accounting principles in the PRC is distributable to investors after transfer to (i) contributory dedicated capital as required under PRC government regulations and the company's articles of association, and (ii) discretionary dedicated capital as determined by the company's board of directors. Contributory dedicated capital is a form of legal reserve fund. Discretionary dedicated capital includes a general reserve fund, an enterprise expansion fund and a staff welfare and employee incentive bonus fund. Contributory and discretionary dedicated capital is not distributable in the form of dividends. In CCIS's financial statements prepared under generally accepted accounting principles in the United States of America, amounts designated for payments of staff welfare and employee incentive bonus have been charged to income and the related provisions are reflected as accrued liabilities in the balance sheets.

The income of CCIS available for distribution to its shareholders is based on the income reported in its statutory accounts prepared under generally accepted accounting principles in the PRC.

23.      BANKING FACILITIES AND PLEDGES OF ASSETS

As of December 31, 1997, the Group had banking facilities for overdrafts, loans and trade financing of approximately Rmb292,984,000. These facilities were secured by:

(i) mortgages over the Group's investment properties situated in Hong Kong with a net book value of approximately Rmb56,919,000 as of December 31, 1997;

(ii) personal guarantees provided by Clement Mak, the Company's chairman, president and chief executive officer; and

(iii)    a corporate guarantee given by an independent third party.

24.      COMMITMENTS

The Group has agreed to lease from CISP certain operating assets (see Note 1). In addition, the Group has various operating lease agreements for office premises which extend through November 1998. Rental expenses for the years ended December 31, 1995, 1996 and 1997 were approximately Rmb1,506,000, Rmb1,911,000 and Rmb1,847,000, respectively. Future minimum payments (other than those payable to CISP) as of December 31, 1996 and December 31, 1997 are Rmb3,336,000 and Rmb1,647,000, respectively.

25.      OUTSTANDING LITIGATION

In March 1997, a brokerage firm filed a civil action against the Company in a United States District Court. The complaint alleges breach of contract by the Company in connection with a selling agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of US$5,000,000 (equivalent to approximately Rmb41,450,000) and/or an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock of the Company under the alleged selling agreement. The Company believes this claim is without merit and plans to contest such claim vigorously. However, the Company and its legal counsel are unable to predict the outcome of this dispute. If the outcome is adverse, the Company's financial position and operating results could be materially affected. No provision has been recorded in the financial statements in connection with the aforesaid claim.

26.      RETIREMENT PLAN

As stipulated by PRC regulations, CCIS maintains a defined contribution retirement plan for all its employees starting from January 1, 1996. All retired employees of CCIS are entitled to an annual pension equal to their basic annual salary at retirement. CCIS contributes to a state sponsored retirement plan approximately 21% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to retired employees. The contributions made during the years ended December 31, 1996 and 1997 amounted to approximately Rmb13,110,000 and Rmb12,875,000, respectively.

27.      RELATED PARTY TRANSACTIONS

Name and relationship of related parties:

Name of related parties                                  Existing relationship with the Company
---------------------------------------------------      -------------------------------------------------
China Pacific Investment Holdings Limited                Intermediate holding company (see Note 1)

Kiu Yin Investment Co. Ltd.                              Intermediate holding company, which is owned by a
                                                             discretionary trust established for the
                                                             benefit of the family of Clement Mak, the
                                                             Company's chairman, president and chief
                                                             executive officer (see Note 1)

Changdu Iron and Steel Plant ("CISP")                    Chinese joint venture partner of CCIS

CCT Telecom Holdings Limited                             Common directors

China Treasure Telecom (H.K.) Limited                    Common directors

China Treasure Holding (B.V.I.) Limited                  Common directors

China Treasure (Huiyang) Industrial Enterprise Ltd.      Common directors

CP Investment Limited                                    Common directors

China Pacific Capital Limited                            Common directors

Guangdong                                                Construction (HK)
                                                           Limited Owned by the Guangdong
                                                           Branch of The China Construction Bank
                                                           (see Note 1)

Kingswall Company Limited                                Common directors

China Pacific Construction (B.V.I.) Limited              Associated company

Summary of related party transactions:

                                                     1996                  1997
                                                   --------        --------------------
                                                   Rmb'000         Rmb'000      US$'000
Due from related companies
    - Kingswall Company Limited                          --             3            --
    - Kiu Yin Investment Co. Ltd.                         1            --            --
    - CCT Telecom Holdings Limited                      360           601            73
    - China Treasure Telecom (H.K.) Limited
                                                          1             1            --
    - China Treasure Holding (B.V.I.) Limited
                                                      1,238           195            24
    - Guangdong Construction (H.K.) Limited
                                                         99            99            12
    - China Pacific Construction (B.V.I.)
        Limited                                         332           356            43
    - CP Investment Limited                              --           193            23
    - China Treasure (Huiyang) Industrial
        Enterprise Ltd.                                  --             1            --
                                                     ------        ------        ------
                                                      2,031         1,449           175
                                                     ======        ======        ======

                                                         1996                    1997
                                                       --------        ------------------------
                                                       Rmb'000         Rmb'000         US$'000
Due to related companies
    - China Pacific Investment
         Holdings Limited                                 4,445              50               6
    - CP Investment Limited                               4,918           1,542             186
                                                       --------        --------        --------
                                                          9,363           1,592             192
                                                       ========        ========        ========

Due from CISP                                            51,191         365,435          44,135

Accounts receivable from companies
    related to CISP                                       5,377           4,682             565

Accounts payable to companies related to CISP
                                                          8,710           4,112             497

Deposits from customers related to CISP                   8,567           7,639             923

Demand promissory note payable to China
    Treasure Capital Limited in connection with
    the acquisition of CPS (see Note 1)                  49,716              --              --
                                                       ========        ========        ========

All outstanding balances with related companies are unsecured, non-interest bearing and without pre-determined repayment terms, except for balances with China Treasure Holding (B.V.I.) Limited which bear interest at 9% per annum and the demand promissory note payable to China Treasure Capital Limited was secured by the stock of China Pacific Steel Limited, a 100% owned subsidiary.

                                            1995             1996                   1997
                                          --------         --------        ------------------------
                                          Rmb'000          Rmb'000         Rmb'000         US$'000
Sales to companies related to CISP         114,276          103,574          99,867          12,061

Purchases from companies related
    to CISP                                 15,120           12,900          11,560           1,396

Rental expenses paid/payable to
    CISP in respect of lease of
    buildings, machinery and
    equipment                               11,714           23,400              --              --

Interest expenses paid to China
    Treasure Holding (B.V.I.)                8,606              627              --              --
    Limited
Less: Capitalized in the cost of
        development properties              (7,845)              --              --              --
                                          --------         --------        --------        --------
                                               761              627              --              --
                                          --------         --------        --------        --------

Rental income from CCT Telecom
    Holdings Limited                            --               --             386              47

Acquisition of buildings and
    construction-in-progress from
    CISP                                        --          131,631              --              --
                                          ========         ========        ========        ========

As of December 31, 1997, the Group's bank deposits of approximately Rmb33,284,000 was pledged as collateral in respect of bank loans borrowed by CISP (see Note 5).

28.      SEGMENT INFORMATION

Analyses of sales, income (loss) and assets by major operations and geographical areas are as follows:

                                            1995          1996                  1997
                                         ----------    ----------     -------------------------
                                           Rmb'000       Rmb'000        Rmb'000        US$'000
Net sales of iron and steel
    operations to customers
    in PRC                                  442,088     1,023,846      1,013,191        122,366

Sales of investment properties
    in Hong Kong                                 --            --        116,840         14,111

Rental income derived in
    Hong Kong
    - related companies
          (Note 27)                              --            --            386             47
    - third parties                              --            --            810             98
                                         ----------    ----------     ----------     ----------
                                            442,088     1,023,846      1,131,227        136,622
                                         ==========    ==========     ==========     ==========
Income (Loss) from
    operations-
    Iron and steel operations
       in PRC                                42,404        91,061        (84,340)       (10,186)
    Investment in real estate
       properties in
       Hong Kong                                 --            --        (27,799)        (3,357)

Other businesses and head
       office expenses in
       Hong Kong                              1,060        (7,279)       (13,097)        (1,532)
Income (Loss) from
    discontinued operations-
    Real estate development
       and sale in PRC                        7,018            --             --             --
                                         ----------    ----------     ----------     ----------
                                             50,482        83,782       (125,236)       (15,125)
                                         ==========    ==========     ==========     ==========
Identifiable assets as of
    December 31 -
    PRC                                                   792,855        927,551        112,023
    Hong Kong                                             137,903        165,635         20,005
                                                       ----------     ----------     ----------
                                                          930,758      1,093,186        132,028
                                                       ==========     ==========     ==========

29.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a.       Cash paid for interest and income taxes comprised:

                     1995          1996                 1997
                    -------       -------       ----------------------
                    Rmb'000       Rmb'000       Rmb'000        US$'000
Interest paid           662           191        21,075         2,545
                     ======        ======        ======        ======
Income taxes             --            --            --            --
                     ======        ======        ======        ======

b.       Supplemental disclosure of investing activities:

         During the year ended December 31, 1997, the Group entered into capital lease arrangements in respect of newly acquired assets with a capital value of approximately Rmb2,506,000.

30.      OPERATING RISK

a.       Country risk

         The Group's operations are conducted in the PRC and Hong Kong. Accordingly, the Group's business, financial position and results of operations may be influenced by the political, economic and legal environments in the PRC and Hong Kong, and by the general state of the PRC and Hong Kong economies.

         The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

         Effective from July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (an "SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong has had an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

b.       Dependence on strategic relationship

         A majority of the Group's operations are conducted by CCIS, a Sino-foreign joint venture established between the Group and Chengdu Iron and Steel Plant ("CISP"), a PRC state-owned enterprise (see Note
         1). Any deterioration of this strategic relationship and any adverse changes in financial position of CISP, among other things, may have an adverse effect on the operations of the Group

c.       Concentration of credit risk and major customers

         The Group's concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Group's customer base. There were no customers which represented a significant concentration of sales in 1995, 1996 and 1997 or trade accounts receivable as of December 31, 1996 and 1997. Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The Group maintains reserves for potential credit losses.

d.       Matters relating to CCIS

         The buildings of CCIS with a book carrying value of approximately Rmb146,758,000 were located on land in the PRC to which the Group has no formal land use right. Also, CCIS has not prepared any audited financial statements under generally accepted accounting principles in the PRC.

e.       Going concern

         The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 16 and 18 to the accompanying financial statements, as of December 31, 1997, the Group had short-term bank loans of approximately Rmb211.1 million, which are due for repayment within twelve months, and liabilities under convertible notes of approximately US$15.0 million (equivalent to approximately Rmb124.3 million) which are due for repayment on January 15, 1999 if the holders of the notes choose not to convert the notes and require the Company for repayment. It is uncertain whether the Group will have the necessary cash resources to repay these liabilities on the due dates. In addition, the Group incurred significant losses during the year ended December

31, 1997, and as of that date the Group's current liabilities exceeded its current assets by approximately Rmb270.9 million. The unaudited management accounts of the Group for the three months ended March 31, 1998 indicate that the Group has continued incurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


31.      OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                                1995             1996                     1997
                                              --------         --------         -------------------------
                                              Rmb'000          Rmb'000          Rmb'000           US$'000
Interest expense
    - 10% convertible debentures                   662              182               36                4
    - 9% convertible notes                          --               --           10,720            1,295
    - Bank loans                                    --               --            9,973            1,204
    - Capital leases                                --                9              346               42
    - A related company                          8,606              627               --               --
Less: Capitalized as property, plant
        and equipment                           (7,845)              --               --               --
                                              --------         --------         --------         --------
                                                 1,423              818           21,075            2,545
                                              --------         --------         --------         --------
Operating lease rentals for
    - rented premises                            1,506            1,911            1,847              223
    - buildings, machinery and
        equipment (CISP)                        11,714           23,400               --               --

Repairs and maintenance                          5,051            7,518           22,511            2,719

Depreciation
    - Owned assets                               5,314           10,565           16,605            2,005
    - Assets held under capital leases             177              710              372               45

Provision for/Write-off of
   bad and doubtful trade receivables               --            7,445           39,156            4,729

Provision for /Write-off of
   slow-moving and obsolete inventories          7,937               --           49,000            5,918

Advertising                                        294            1,167              845              102

Interest (income)                                  (34)          (3,634)          (4,121)            (498)

Net loss (gain) on disposals of
   property, machinery and equipment               591              240             (606)             (73)

Net (gain) on disposals of investment
   properties                                       --               --          (10,261)          (1,239)

Impairment loss on investment properties            --               --           17,374            2,098

Net foreign exchange (gain) loss                  (275)              (2)             527               64
                                              ========         ========         ========         ========