Form 10-Q
period 1998-03-31
CHINA PACIFIC INC
filed 1998-06-22
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________ .


                           Commission File No. 0-26232


                               CHINA PACIFIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Nevada                                      87-0429945
(STATE OR OTHER JURISDICTION                  (IRS Employer Identification No.)
OF INCORPORATION OR ORGANIZATION)

                  Rm. 2008 Sun Hung Kai Centre, 30 Harbour Road
                               Wanchai, Hong Kong
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (852) 2802 3068
                           (Issuer's telephone number)


        ----------------------------------------------------------------
(Former Name, former address and former fiscal year, if changed since last report)


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) ,and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No ______


             As of June 20, 1998, 9,039,644 shares of Common Stock of the issuer were outstanding.

                               CHINA PACIFIC, INC.

                                      INDEX

                                                                                         PAGE
                                                                                         NUMBER
                                                                                         ------
PART I - FINANCIAL INFORMATION...........................................................    1

      Item 1. Financial Statements

              Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.........    1

              Consolidated Statements of Operations - For the three months
              ended March 31, 1998 and 1997..............................................    2

              Consolidated Statements of Cash Flows - For the three months
              ended March 31, 1998 and 1997..............................................    3

              Notes to Consolidated Financial Statements................................. 5-10

      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................11-14

PART II - OTHER INFORMATION..............................................................   15

      Item 1. Legal Proceedings..........................................................   15

      Item 6. Exhibits and Reports on Form 8-K...........................................   15

SIGNATURES    ...........................................................................   16


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (AMOUNTS EXPRESSED IN THOUSANDS)

                                                                          MARCH 31,                             DECEMBER 31,
                                                                            1998                                    1997
                                                                -------------------------------          ---------------------------
                                                                   RMB                  USD                   RMB              USD
ASSETS
Current assets:
      Cash and Bank deposits                                        32,011                3,857               16,582          2,003
        Restricted Bank deposits                                    33,284                4,020               33,284          4,020
      Accounts receivable, net                                      51,447                6,203               51,487          6,218
      Due from related companies                                     1,022                  123                1,449            175
      Prepayments, deposits , and other current assets              16,186                1,950               15,485          1,870
        Loan receivable                                              3,000                  362                3,000            362
      Inventories, net                                             172,529               20,812              228,853         27,639
        Deferred debt costs                                          3,330                  401                4,440            536
                                                                ----------           ----------           ----------     ----------
            Total current assets                                   312,809               37,728              354,580         42,823

Investment Properties                                               39,071                4,707               56,919          6,875
Due from CISP, long-term portion                                   375,358               45,278              365,435         44,135
Investment in an associated company                                 58,988                7,124               58,988          7,124
Investments and notes receivable                                    36,098                4,360               36,098          4,360
Deferred value added tax recoverable                                 4,663                  563                4,663            563
Property, plant ,equipment and capital leases , net                216,976               26,142              220,943         26,684
                                                                ----------           ----------           -----------    ----------
      Total assets                                               1,043,963              125,902            1,097,626        132,564
                                                                ==========           ==========           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      9% Convertible Notes due on Jan 15, 1999                     124,290               15,000                   --             --
      Short-term borrowings                                        211,110              125,496              211,110         25,496
      Long-term debt, current portion                               21,069                2,538               22,858          2,761
        Capital Lease obligations, current portion                     630                   76                  630             76
      Accounts payable                                             117,980               14,214              129,125         15,595
      Deposits from customers                                      150,809               18,170              172,595         20,845
      Accrued liabilities                                          117,934               14,209               88,323         10,667
        Taxation payable                                             1,233                  149                1,233            149
      Value added tax payable                                       16,098                1,940               18,027          2,177
      Due to related companies                                       1,291                  156                1,592            192
                                                                ----------           ----------           ----------     ----------
            Total current liabilities                              762,444               91,948              645,493         77,958

Long-term debt                                                      42,276                5,068              166,767         20,141
Capital Lease obligations, non-current portion                       1,356                  163                1,516            183
                                                                ----------           ----------           ----------     ----------
Total liabilities                                                  806,076               97,179              813,776         98,282
                                                                ----------           ----------           ----------     ----------
Minority interests                                                  91,671               11,045              100,245         12,107
                                                                ----------           ----------           ----------     ----------

Shareholders' equity:
Authorized 25,000,000 shares; outstanding 9,039,644
shares in 1997 and 1998
Common Stock, par value $0.001                                          75                    9                   75              9
Treasury stock,  27,500 shares in 1997 and 1998                     (1,420)                (171)              (1,420)          (171)
Additional paid-in capital                                         191,036               23,072              191,036         23,072
Dedicated capital                                                   23,245                2,807               23,245          2,807
Accumulated deficit                                                (70,384)              (8,480)             (33,001)        (3,985)
Cumulative translation adjustments                                   3,664                  441                3,670            443
                                                                ----------           ----------           ----------     ----------
  Total shareholders' equity                                       146,216               17,678              183,605         22,175
                                                                ----------           ----------           ----------     ----------
 Total liabilities, minority interests
and shareholders' equity                                         1,043,963              125,902            1,097,626        132,564
                                                                ==========           ==========           ==========     ==========


      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                    1998                                      1997
                                                       -------------------------------           -------------------------------
                                                          RMB                  USD                  RMB                  USD
                                                       ----------           ----------           ----------           ----------
Net sales                                                 199,579               24,075              251,900               30,386
Cost of goods sold                                       (200,644)             (24,203)            (222,354)             (26,822)
                                                       ----------           ----------           ----------           ----------


Gross (loss) /  profit                                     (1,065)                (128)              29,546                3,564

Selling, general and administrative expenses              (24,549)              (2,961)             (16,240)              (1,959)
Interest expenses, net                                     (2,784)                (336)              (1,376)                (166)
Other (expenses) / income, net                            (17,559)              (2,118)               2,851                  344
                                                       ----------           ----------           ----------           ----------
Income before minority interests                          (45,957)              (5,543)              14,781                1,783

Minority interests                                          8,574                1,034               (6,439)                (777)
                                                       ----------           ----------           ----------           ----------

Net (loss)  / Income                                      (37,383)              (4,509)               8,342                1,006
                                                       ==========           ==========           ==========           ==========

Basic (loss)/earnings per common share:

Net (loss) / income                                         (4.14)               (0.50)                0.97                 0.12
                                                       ==========           ==========           ==========           ==========

Weighted average number of shares outstanding
used in basic calculation                               9,039,644            9,039,644            8,569,459            8,569,459
                                                       ==========           ==========           ==========           ==========



Diluted (loss)/earnings per common share                    (4.14)               (0.50)                0.97                 0.12
                                                       ==========           ==========           ==========           ==========

Weighted average number of shares
outstanding used in diluted calculation                 9,039,644            9,039,644            8,589,989            8,589,989
                                                       ==========           ==========           ==========           ==========




      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                        (AMOUNTS EXPRESSED IN THOUSANDS)

                                                                         1998                           1997
                                                                 -----------------------         --------------------
                                                                   RMB            USD             RMB           USD
Cash flows from operating activities:

Net (loss) / income                                              (37,383)        (4,509)         8,342          1,006

Adjustments to reconcile net income (loss)
To net cash provided by (used in)
operating activities:

 Net loss (gain) on disposals of subsidiary                         (371)           (45)            --             --
 Equity gain on CPC                                                   --             --         (2,296)          (277)
 Amortization of goodwill                                             --             --            108             13
 Amortization of deferred debt costs                               1,110            134             --             --
 Amortization of depreciation                                      4,473            539          1,650            199
 Impairment loss on investment properties                         17,366          2,092             --             --
 Minority interests                                               (8,574)        (1,033)         6,441            777
 Effect of cumulative translation adjustment                          (6)            (1)           373             45

(Increase) Decrease in operating assets
 Accounts receivable,                                                 40              9        (27,946)        (3,371)
 Inventories, net                                                 56,324          6,786         28,650          3,456
 Prepayments, deposit and other current assets                      (905)          (109)        13,055          1,575

Increase (Decrease) in operating liabilities:
 Accounts payable, net                                           (11,145)        (1,343)       (56,695)        (6,839)
 Accrued liabilities                                              29,611          3,568         (7,751)          (935)
 Deposit from customers                                          (21,786)        (2,625)        48,762          5,882
 Taxation                                                             --             --          1,010            122
 Value-added tax payable                                          (1,929)          (232)            --             --
                                                                --------       --------       --------       --------

Net cash provided by (used in) operating activities               26,825          3,231         13,703          1,653
                                                                --------       --------       --------       --------

Cash flows from investing activities:
 Acquisition of property, machinery and equipment                    (24)            (3)      (104,089)       (12,556)
 Acquisition of fixed assets                                          --             --           (133)           (16)
 Proceeds from disposals of subsidiary                                11              1             --             --

                                                                --------       --------       --------       --------

Net cash provided by (used in) investing activities                  (13)            (2)      (104,222)       (12,572)
                                                                --------       --------       --------       --------

Cash flows from financing activities:
 Increase (Decrease) in short-term borrowings                         --             --        (16,572)        (1,999)
 Repayment of capital element of capital lease obligations          (160)           (19)            --             --
 (Decrease) Increase in long-term debt                            (1,990)          (240)       184,403         22,244
 Due from CISP                                                    (9,923)        (1,196)       (22,325)        (2,692)
Due from related companies and holding company                       991            119        (23,618)        (2,850)
Due to related companies and holding company                        (301)           (36)        (1,028)          (124)
Proceeds from issuance of stock                                       --             --         (9,426)        (1,137)
                                                                --------       --------       --------       --------

Net cash provided by (used in) financing activities              (11,383)        (1,372)       111,434         13,442
                                                                --------       --------       --------       --------
 Net increase (decrease) in cash                                  15,429          1,857         20,915          2,523
 Cash at beginning of period                                      49,866          6,008         61,296          7,394
                                                                --------       --------       --------       --------
 Cash at end of period                                            65,295          7,865         82,211          9,917
                                                                --------       --------       --------       --------

      See accompanying notes to condensed consolidated financial statements

                      China Pacific, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

1.       INTERIM FINANCIAL PRESENTATION

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10K for the fiscal year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

3.       BUSINESS AND ORGANIZATION

         GENERAL DEVELOPMENT OF BUSINESS

         China Pacific, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in iron and steel production in the People Republic of China (the "PRC"). The Company also holds options to develop and market land surrounding Sun City ("Sun City"), a multi-phase all-purpose development project in the PRC.

         The Company is a Nevada corporation which was incorporated in 1986 as McMann Investments, Inc., a blind pool "blank check" company, for the purpose of seeking and acquiring business ventures. On October 30, 1995, the Company acquired, effective as of July 1, 1995, 100% of the outstanding stock of China Pacific Steel Limited ("CPS"). CPS owns a sixty percent (60%) interest in Chengdu Chengkang Iron and Steel Co., Ltd. ("Chengdu Steel"), a PRC steel manufacturer.

4. RECEIVABLES DUE FROM CHENGDU IRON AND STEEL PLANT ("CISP") AND OPEN VIEW PROPERTIES

         As of March 31, 1998, the Company had outstanding receivables of approximately RMB375.4 million from CISP, the Chinese joint venture partner of Chengdu Steel. RMB211 million of this balance arises from short term bank loans maturing in less than a year that were transferred from CISP into the name of Chengdu Steel without authorization from Chengdu Steel. The loans, on a revolving basis, are due within 1998, so must be recognized in the Company's financial statements. The remainder of the RMB375.4 million in receivables, about RMB164.4 million, arises from loans by Chengdu Steel to CISP to finance CISP's operations. As the Company's auditors were not able to review CISP's financial statements, the Company and its auditors are thus unable to determine whether CISP has the necessary financial ability to repay its obligations to the Company or its subsidiaries. Chengdu Steel and CISP have entered into an agreement recognizing that CISP, and not Chengdu Steel, is responsible for repayment of the RMB211 million bank loans, but it is unclear when, or whether, the bank loans will be transferred back to CISP. As a condition to requesting a transfer of the loans back to CISP, CISP must obtain the permission of the relevant Chinese governmental authorities to use its real property as collateral for the loans. CISP has made an application for such use of its real property to the relevant Chinese governmental authorities and is awaiting their approval.

         If such short term bank loans are not transferred back to CISP and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997 and the first quarter of 1998 and the fact that its current liabilities exceeded its current assets as of March 31, 1998 by approximately RMB449.6 million.

         As noted below in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, substantial doubt exists as to whether Open View Properties Ltd. ("Open View Properties") and its related companies have sufficient cash resources to complete the development of the Sun City project and repay certain obligations to the Company and to China Pacific Construction (B.V.I.) Limited ("CPCT"). As of March 31, 1998, these obligations have a carrying value of approximately RMB92.7 million.


 5.      INVENTORIES

         Inventories comprised:        March 31, 1998
                                  -----------------------
                                  RMB'000         USD'000
         Raw materials             73,011          8,805
         Work-in-process           56,234          6,784
         Finished goods            43,284          5,223
                                  -------          -----
                                  172,529          20,812
                                  =======          ======

         Inventories are stated at the lower of cost, on a first-in first-out basis, or market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

6.       INVESTMENT PROPERTIES

         As of March 31, 1998 the Company held two residential properties in Hong Kong that were acquired during the third quarter of 1997, with a carrying value of RMB39.1 million, which included a provision for total impairment loss of the two residential properties amounting to RMB34.7 million, of which RMB17.4 million was an additional provision made during the quarter ended March 31, 1998, as a result of turmoil in the Hong Kong property market.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment comprised :                      March 31, 1998
                                                          -----------------------------------------
                                                          RMB'000                           USD'000
         Buildings                                        146,758                            17,693
         Machinery and equipment                           77,219                             9,305
         Motor Vehicles                                     2,953                               353
         Furniture and office equipment                     1,384                               167
                                                          -------                            ------
                                                          228,314                            27,518
         Less: Accumulated depreciation                   (33,923)                           (4,097)
                                                          -------                            ------
                                                          194,391                            23,421
         Construction-in-progress :                        22,585                             2,721
                                                          -------                            ------
                                                          216,976                            26,142
                                                          =======                            ======


8.       GOODWILL

         Goodwill, being the excess of cost over fair value of the net assets of CPS (including CPS's 60% interest in Chengdu Steel) acquired, was amortized on a straight-line basis over forty years. The amortization recorded for the year ended December 31, 1997 was approximately RMB440,000. In addition, the Company's management assessed the remaining life of the goodwill and decided to write off the unamortized amount of approximately RMB16,624,000 during the year ended December 31, 1997 after taking into consideration the substantial operating loss of Chengdu Steel during the year ended December 31, 1997. No goodwill is carried forward for the period ended March 31, 1998.

9.       SHAREHOLDERS' EQUITY

         9% Convertible Notes

         During 1997, the Company completed the placement of USD15 million of 9% convertible notes due January 15, 1999 ("the Notes"). The Notes are convertible into common stock of the Company at a conversion price equal to eighty percent (80%) of the average closing bid price of the Company's common stock over the five (5) trading day period ending on the day prior to the date of receipt of written notice from a noteholder of such conversion. The conversion price shall in no event be less than USD4.00 per share nor greater than USD8.00 per share. No conversions shall be permitted prior to May 15, 1997. The Notes are convertible at the rate of 25% of the original amount of such Notes after May 15, 1997, 50% of the original amount of the Notes after September 12, 1997, 75% of the original amount of the Notes after January 10, 1998 and 100% of the original amount of the Notes after May 10, 1998.

         As of March 31, 1998, the Company has outstanding liabilities under the Notes of approximately USD15 million. Because the shares of the Company common stock have been trading below the required USD4.00 minimum conversion price for some time, it is uncertain whether the noteholders will convert the Notes into common stock. If the holders of the Notes choose not to convert and require repayment of the Notes, it is uncertain whether the Company will have the necessary cash resources to pay the obligation on the due date. This is in part because of the substantial losses incurred by the Company, the low prices at which the shares of the Company's common stock are trading, below the minimum conversion price of USD4.00, and the questionable value of the Company's receivables from CISP and Open View Properties. The original arranger of the Notes is currently negotiating with the noteholders to modify the repayment terms of the Notes, although no agreement has yet been reached, and there can be no assurance that any agreement will be reached.

         Warrants

         In 1995, the Company issued 550,755 warrants to a third party for investment banking services on a conversion basis of 4 warrants for 1 share of common stock of the Company at an exercise price of USD15.24 per share (after adjusting for the one-for-four reverse stock split). The warrants will expire in September 2000. No warrants have been exercised.

         In 1997, the placement agent for the sale of the 9% Convertible Notes described above was also granted a five year warrant exercisable to acquire up to 300,000 shares of the Company's common stock at a price of USD4.00 per share. As of the balance sheet date, the warrant has not been exercised.

         Options

         In 1995, the Company granted common stock options under an incentive plan to purchase 125,000 shares of common stock at exercise prices ranging from USD9.60 to USD16.00 (after adjusting for the one-for-four reverse stock split) to be exercised according to a pre-determined schedule from 1996 to 2000. No options were exercised in 1997 or during the first quarter of 1998.

         Reverse Stock Split

         The Company declared a 1-for-4 reverse stock split effective July 9, 1996,. All information herein relating to shares issued or outstanding, including information in the footnotes, reflects the effect of such reverse stock split.

10.      (LOSS) EARNINGS PER COMMON SHARE

         Basic (loss) earnings per common share is computed in accordance with Statement of Financial Accounting Standards No.128 by dividing net
         (loss) income for each year by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share reflects the dilution that would have resulted from the conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the average market price of common stock during the periods. For the period ended March 31, 1998 and 1997, diluted earnings per common share is computed by dividing net income for each year plus convertible debenture interest (net of tax) by the weighted average number of shares of common stock outstanding and all dilutive securities during the years arising from conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the market price of common stock. For the period ended March 31, 1998 and 1997, exercise of warrants and convertible debentures would have been anti-dilutive and, accordingly, was not considered in the computation of dilutive (loss) earnings per common share. All earnings per common share data have been restated in accordance with Statement of Financial Accounting Standards No.128.

11.      OUTSTANDING LITIGATION

         On or about March 5, 1997 , a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of USD5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. The Company believes this claim is without merit and plans to contest such claim vigorously. However, the Company is unable to predict the outcome of this dispute and if the outcome is adverse to the Company, the Company's financial position and operating results could be materially affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

12.      GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in note 4 to the accompanying financial statements, as of March 31, 1998, the principal operating subsidiary of the Group (Chengdu Chengkang Iron and Steel Company Limited) had short-term bank loans of approximately RMB211.1 million, which are due for repayment within twelve months. It is uncertain whether the Company will have the necessary cash resources to repay these short-term bank loans on the due dates. In addition as shown in the accompanying financial statements, the Company incurred significant losses during the period ended March 31, 1998 and as of that date the Company current liabilities exceeded its current assets by approximately USD54.2 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                                COMMON STOCK              TREASURY        ADDITIONAL            CUMULATIVE
                                             --------------------  ---------------------
                                 ACCUMULATED  NUMBER OF             NUMBER OF              PAID-IN   DEDICATED  TRANSLATION
                                 DEFICIT      SHARES*     AMOUNT    SHARES*     AMOUNT     CAPITAL    CAPITAL   ADJUSTMENTS
                                 ---------   ---------  ---------  ---------   ---------  ---------  ---------  ---------
                                  RMB'000                RMB'000                RMB'000    RMB'000    RMB'000     RMB'000
Balance as of December 31, 1997    (33,001)  9,039,644         75    (27,500)      1,420    191,036     23,245      3,670

Net loss                           (37,383)         --         --         --          --         --         --         (6)

                                 ---------   ---------  ---------  ---------   ---------  ---------  ---------  ---------
Bal. as of March 31, 1998          (70,384)  9,039,644         75    (27,500)      1,420    191,036     23,545      3,664
                                 =========   =========  =========  =========   =========  =========  =========  =========



   The accompanying notes are an integral part of these financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES AND RESULTS OF OPERATIONS

        Net sales during the first quarter of 1998 totalled $24.1 million compared to net sales of $30.4 million during 1997. This decline was caused partially by a decrease in sales volume from approximately 100,000 tons in the first quarter of 1997 to 90,000 tons in the first quarter of 1998. Furthermore, there has been a reduction in the average unit prices of steel products the Company has realized in 1998 due to keen competition in the steel market, from an average of $304 per ton during the first quarter of 1997 to $268 per ton during the first quarter of 1998.

        Cost of goods sold during the three months ended March 31,1998 totalled $24.2 million as compared to $26.8 million during the three months ended March 31, 1997. The decrease in cost of goods sold was attributable to the decrease in production volume from 100,000 tons in the first quarter of 1997 to 90,000 tons in the first quarter of 1998.

        Gross losses for the period in 1998 amounted to $128,000 (negative 0.5% of net sales) as compared to gross profits of $3.6 million (11.7% of net sales) for the same period in 1997. The decline in profit margin was attributable to the decrease in selling prices of the Company's steel products from $304 per ton during the first quarter of 1997 to $268 per ton during the first quarter of 1998.

        Selling, general and administrative expenses ("SG&A") during the three months ended March 31, 1998 totalled $3.0 million as compared to $1.96 million during the three months ended March 31,1997. The increase in SG&A was attributable to an increased level of corporate activities, including marketing expenses, relating to the operations of Chengdu Steel for the period during 1998.

        Interest expenses net, during the three months ended March 31, 1998 totalled $336,000 as compared to interest expenses of $166,000 during the three months ended March 31, 1997. The increase in net interest expenses was attributable to an increase in mortgage loan interest in respect of the two Hong Kong residential properties held by the Company.

        Other expenses, net, during the three months ended March 31, 1998, totalled $2.1 million. The Company reported $344,000 of other income, net, during the three months ended March 31, 1997. Other expenses net, in 1998 were mainly attributable to a further provision of $2 million for diminution in value of the two remaining residential properties held by the Company for the period ended March 31, 1998. This further diminution in value was caused by a substantial general decline in the value of Hong Kong real estate due to turmoil in various Asian financial markets which affected Hong Kong in the first quarter of 1998 and which was aggravated by high interest costs in Hong Kong.

        The Company had income of $325,000 during the first quarter of 1997 from an associated company, China Pacific Construction (B.V.I.) Ltd., ("CPCT"), but such income was written back during the fourth quarter of 1997, as explained below, and no such income was recognized in the first quarter of 1998. Due to the substantial diminution in real property values in Hong Kong in the last quarter of 1997, which affected Southern China-- Huiyang City where the Sun City project is situated, the Company obtained an updated valuation of such project. After a review of the updated appraisal which showed a substantial decrease in the appraised value from over RMB632 million to RMB493.2 million, despite accruals of $325,000 interest income in the first quarter of 1997, no interest income was recognized from CPCT during 1997 and the first quarter of 1998. CPCT's major assets are two promissory notes, together with accrued interest, for approximately RMB156 million issued by Open View Properties and its holding company. Open View Properties is responsible for the development of the Sun City project, which development has been suspended since 1995. Because of the substantial decrease in the appraised value of the Sun City project and the suspension of the project's development, the ability of Open View Properties to pay the promissory notes, which are due in December 1998, is uncertain.

        Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the first three months of 1997 and 1998.

        Net losses during the quarter ended March 31, 1998 totalled $4.5 million as compared to $1.1 million of net income during the first quarter of 1997. The net losses were caused by decreases in production volume and in the unit selling price of the Company's steel products and a provision for diminution in value of two Hong Kong residential properties, as more fully described above.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1998. the Company had receivables totaling approximately RMB33.7 million from Open View Properties and companies related to Open View Properties, and an investment of approximately RMB59 million in an associated company, CPCT, the major assets of which are two promissory notes issued by Open View Properties and its holding company. Both the receivables and the promissory note are due for payment in December 1998. As described above under "Material Changes in Operations" and in note 4 to the financial statements, Open View Properties and its subsidiaries are engaged in the development of the Sun City project, which development has been suspended since 1995. When or whether Open View Properties will recommence the development of such project is uncertain. Consequently, it is unclear whether Open View Properties and its related companies have the necessary cash resources to pay their respective obligations to the Company and to CPCT on the due dates, and the Company's realization on the above mentioned receivables and its investment in CPCT, with a carrying value of approximately RMB92.7 million, is uncertain.

       As of March 31, 1998, the Company had outstanding receivables of approximately RMB375.4 million from CISP, the Chinese joint venture partner of Chengdu Steel. As described in note 4 to the accompanying financial statements. RMB211 million of this balance arises from short term bank loans maturing in less than a year that were transferred from CISP into the name of Chengdu Steel without authorization from Chengdu Steel. The loans, on a revolving basis, are due within 1998, so must be recognized in the Company financial statements. The remainder of the RMB375.4 million in receivables, about RMB164.4 million, arises from loans by Chengdu Steel to CISP to finance CISP's operations. As the Company's auditors were not able to review CISP's financial statements, the Company and its auditors are thus unable to determine whether CISP has the financial ability necessary to repay its obligations to the Company or its subsidiaries. Chengdu Steel and CISP have entered into an agreement recognizing that CISP, and not Chengdu Steel, is responsible for repayment of the RMB2l1 million bank loans, but it is unclear when, or whether, the bank loans will be transferred back to CISP. As a condition to requesting a transfer of the loans back to CISP, CISP must obtain the permission of the relevant Chinese governmental authorities to use its real property as collateral for the loans. CISP has made an application for such use of its real property to the relevant Chinese governmental authorities and is awaiting their approval.

       If such short term bank loans are not transferred back to CISP and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997 and the first quarter of 1998 and the fact that its current liabilities exceeded its current assets as of March 31, 1998 by approximately RMB325.3 million.

       As of March 31, 1998, the Company has outstanding liabilities under 9% convertible notes due January 15, 1999 (the "Notes") of approximately $15 million. As described above in note 9 to the accompanying financial statements, because the shares of the Company's common stock have been trading below the required $4.00 per share minimum conversion price of the Notes for some time, it is uncertain whether the noteholders will convert the Notes into common stock. If the holders of the Notes choose not to convert and require repayment of the Notes, it is uncertain whether the Company will have the necessary cash resources to pay the obligation on the due date. This is in part because of the substantial losses incurred by the Company as described above, the low prices at which the shares of the Company's common stock are trading, below the minimum conversion price of the Notes, and the questionable value of the Company's receivables from CISP and Open View Properties. The original arranger of the Notes is currently negotiating with the noteholders to modify the repayment terms of the Notes, although no agreement has yet been reached, and there can be no assurance that any agreement will be reached.

      On March 31, 1998 the Company had working capital deficit of $54.2 million and cash balances of $7.9 million, of which $4 million cash was pledged as collateral in respect of bank loans borrowed by CISP, as compared to a working capital deficit of $35.1 million and cash balances of $6 million on December 31, 1997, of which $4 million in cash was also pledged as collateral in respect of such bank loans borrowed by CISP. The change in working capital and cash balances was attributable to the negative cash flows from operations and the 9% convertible notes due Jan 15, 1999 being reclassified as current liabilities because they are repayable in less than one year.

      As a result of the Sun City Sale and the Chengdu Steel Acquisition, the financial obligations of the Company consist primarily of the obligations of its 60% owned subsidiary, Chengdu Steel.

      On March 31, 1998, the primary obligations of the Company consisted of $48.2 million as compared to $48.4 million on December 31, 1997. The primary obligations of the Company on March 31, 1998 consisted of (a) short-term bank loans amounting to $25.5 million, (b) $15 million of 9% convertible notes due January 15, 1999, (c) long-term bank loans and various loans from unaffiliated third parties in the amount of $5.2 million and $2.5 million, respectively. Maturities on long-term debt total $2.6 million during 1998.

Restricted Bank Deposits

As of March 31, 1998, bank deposits of approximately $4 million were pledged as collateral in respect of the short-term bank loans borrowed by CISP and were classified as restricted bank deposits.

      As of March 31,1998, the Company's current liabilities exceeded its current assets by approximately $54.2 million. This fact, together with the Company's operating loss, its uncertain ability to realize on certain of its financial assets and its obligation to repay the Notes in January 1999 will require the Company to restructure its indebtedness and/or raise additional funds during 1998. While the Company is exploring ways to do each of these, there can be no assurance that it will be able to do so.

PART II . OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of $5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. The Company believes this claim is without merit and plans to contest such claim vigorously. However, the Company and its legal counsel are unable to predict the outcome of this dispute, and if the outcome is adverse to the Company, the Company's financial position and operating results could be materially affected.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHINA PACIFIC, INC.


Date: June 19, 1998                     /s/ CLEMENT MAK SHIU TONG
                                        ----------------------------------------
                                        Clement Mak Shiu Tong, President and
                                        Chief Executive Officer


Date: June 19, 1998                     /s/ THOMAS TONG
                                        ----------------------------------------
                                        Thomas Tong, Treasurer and Chief
                                        Financial Officer