Form 10-Q/A
period 1998-03-31
CHINA PACIFIC INC
filed 1998-06-25
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               AMENDMENT NO. 1


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


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (AMOUNTS EXPRESSED IN THOUSANDS)


                                                                          MARCH 31,                             DECEMBER 31,
                                                                            1998                                    1997
                                                                -------------------------------          ---------------------------
                                                                   RMB                  USD                   RMB              USD
ASSETS
Current assets:
      Cash and Bank deposits                                        32,011                3,857               16,582          2,003
        Restricted Bank deposits                                    33,284                4,020               33,284          4,020
      Accounts receivable, net                                      51,447                6,203               51,487          6,218
      Due from related companies                                     1,022                  123                1,449            175
      Prepayments, deposits , and other current assets              16,186                1,950               15,485          1,870
        Loan receivable                                              3,000                  362                3,000            362
      Inventories, net                                             172,529               20,812              228,853         27,639
        Deferred debt costs                                          3,330                  401                4,440            536
                                                                ----------           ----------           ----------     ----------
            Total current assets                                   312,809               37,728              354,580         42,823

Investment Properties                                               39,071                4,707               56,919          6,875
Due from CISP, long-term portion                                   375,358               45,278              365,435         44,135
Investment in an associated company                                 58,988                7,124               58,988          7,124
Investments and notes receivable                                    36,098                4,360               36,098          4,360
Deferred value added tax recoverable                                 4,663                  563                4,663            563
Property, plant ,equipment and capital leases , net                216,976               26,142              220,943         26,684
                                                                ----------           ----------           -----------    ----------
      Total assets                                               1,043,963              125,902            1,097,626        132,564
                                                                ==========           ==========           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      9% Convertible Notes due on Jan 15, 1999                     124,290               15,000                   --             --
      Short-term borrowings                                        211,110               25,496              211,110         25,496
      Long-term debt, current portion                               21,069                2,538               22,858          2,761
        Capital Lease obligations, current portion                     630                   76                  630             76
      Accounts payable                                             117,980               14,214              129,125         15,595
      Deposits from customers                                      150,809               18,170              172,595         20,845
      Accrued liabilities                                          117,934               14,209               88,323         10,667
        Taxation payable                                             1,233                  149                1,233            149
      Value added tax payable                                       16,098                1,940               18,027          2,177
      Due to related companies                                       1,291                  156                1,592            192
                                                                ----------           ----------           ----------     ----------
            Total current liabilities                              762,444               91,948              645,493         77,958

Long-term debt                                                      42,276                5,068              166,767         20,141
Capital Lease obligations, non-current portion                       1,356                  163                1,516            183
                                                                ----------           ----------           ----------     ----------
Total liabilities                                                  806,076               97,179              813,776         98,282
                                                                ----------           ----------           ----------     ----------
Minority interests                                                  91,671               11,045              100,245         12,107
                                                                ----------           ----------           ----------     ----------

Shareholders' equity:
Authorized 25,000,000 shares; outstanding 9,039,644
shares in 1997 and 1998
Common Stock, par value $0.001                                          75                    9                   75              9
Treasury stock,  27,500 shares in 1997 and 1998                     (1,420)                (171)              (1,420)          (171)
Additional paid-in capital                                         191,036               23,072              191,036         23,072
Dedicated capital                                                   23,245                2,807               23,245          2,807
Accumulated deficit                                                (70,384)              (8,480)             (33,001)        (3,985)
Cumulative translation adjustments                                   3,664                  441                3,670            443
                                                                ----------           ----------           ----------     ----------
  Total shareholders' equity                                       146,216               17,678              183,605         22,175
                                                                ----------           ----------           ----------     ----------
 Total liabilities, minority interests
and shareholders' equity                                         1,043,963              125,902            1,097,626        132,564
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