Form 10-Q
period 1998-06-30
CHINA PACIFIC INC
filed 1998-08-10
CIK 789857

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

          Chengdu Iron & Steel Office Building, Qingbaijiang District,
                        Chengdu, Sichuan Provinces, China
                        ---------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                               (86) (28) 330-6590
                           (Issuer's telephone number)


        ----------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report)


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) ,and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


             As of July 30, 1998, 9,039,644 shares of Common Stock of the issuer were outstanding.

                               CHINA PACIFIC, INC.

                                      INDEX

                                                                                 PAGE
                                                                                NUMBER
PART I - FINANCIAL INFORMATION.................................................    1

   Item 1.  Financial Statements

            Consolidated Balance Sheets - June 30,1998 and December 31, 1997...    1

            Consolidated Statements of Operations - For the six months
            ended June 30, 1998 and 1997.......................................    2

            Consolidated Statements of Operations - For the three months
            ended June 30, 1998 and 1997.......................................    3

            Consolidated Statements of Cash Flows - For the six months
            ended June 30, 1998 and 1997.......................................    4

            Notes to Consolidated Financial Statements......................... 5-10

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................. 11-14

PART II - OTHER INFORMATION....................................................    15

   Item 1.  Legal Proceedings..................................................    15

   Item 6.  Exhibits and Reports on Form 8-K...................................    15

SIGNATURES    .................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (AMOUNTS EXPRESSED IN THOUSANDS)

                                                                                  JUNE 30,                    DECEMBER 31,
                                                                                   1998                           1997
                                                                        -------------------------     -------------------------
                                                                             RMB            USD            RMB            USD
ASSETS
Current assets:
      Cash and Bank deposits                                                13,278          1,596         16,582          2,003
        Restricted Bank deposits                                            33,284          4,020         33,284          4,020
      Accounts receivable, net                                              56,571          6,824         51,487          6,218
      Due from related companies                                             2,295            276          1,449            175
      Prepayments, deposits, and other current assets                       54,795          6,678         15,485          1,870
        Loan receivable                                                      3,000            362          3,000            362
      Inventories, net                                                     177,907         21,460        228,853         27,639
        Deferred debt costs                                                  3,330            402          4,440            536
                                                                        ----------     ----------     ----------     ----------
            Total current assets                                           344,460         41,618        354,580         42,823

Investment Properties                                                       32,157          3,879         56,919          6,875
Due from CISP, long-term portion                                           379,238         45,746        365,435         44,135
Investment in an associated company                                         58,988          7,115         58,988          7,124
Investments and notes receivable                                            30,494          3,677         36,098          4,360
Deferred value added tax recoverable                                         4,663            561          4,663            563
Property, plant ,equipment and capital leases , net                        210,820         25,430        220,943         26,684
                                                                        ----------     ----------     ----------     ----------
      Total assets                                                       1,060,820        128,026      1,097,626        132,564
                                                                        ==========     ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      9% Convertible Notes due on Jan 15, 1999                             124,290         15,000             --             --
      Short-term borrowings                                                211,110         25,496        211,110         25,496
      Long-term debt, current portion                                       21,069          2,538         22,858          2,761
      Capital Lease obligations, current portion                                --             --            630             76
      Accounts payable                                                     134,963         16,280        129,125         15,595
      Deposits from customers                                              149,596         18,045        172,595         20,845
      Accrued liabilities                                                  145,415         17,541         88,323         10,667
      Taxation payable                                                       1,233            149          1,233            149
      Value added tax payable                                               18,027          2,175         18,027          2,177
      Due to related companies                                               7,301            881          1,592            192
                                                                        ----------     ----------     ----------     ----------
            Total current liabilities                                      813,004         98,105        645,493         77,958

Long-term debt                                                              42,095          5,082        166,767         20,141
Capital Lease obligations, non-current portion                                  --             --          1,516            183
                                                                        ----------     ----------     ----------     ----------
Total liabilities                                                          855,099        103,187        813,776         98,282
                                                                        ----------     ----------     ----------     ----------
Minority interests                                                          83,623         10,087        100,245         12,107
                                                                        ----------     ----------     ----------     ----------

Shareholders' equity:
Authorized 25,000,000 shares; outstanding 9,039,644
  shares in 1997 and 1998
Common Stock, par value $0.001                                                  75              9             75              9
Treasury stock,  27,500 shares in 1997 and 1998                             (1,420)          (171)        (1,420)          (171)
Additional paid-in capital                                                 191,036         23,072        191,036         23,072
Dedicated capital                                                           23,245          2,807         23,245          2,807
Accumulated deficit                                                        (94,502)       (11,404)       (33,001)        (3,985)
Cumulative translation adjustments                                           3,664            439          3,670            443
                                                                        ----------     ----------     ----------     ----------
      Total shareholders' equity                                           122,098         14,752        183,605         22,175
                                                                        ----------     ----------     ----------     ----------
      Total liabilities, minority interests and shareholders' equity     1,060,820        128,026      1,097,626        132,564
                                                                        ==========     ==========     ==========     ==========

      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        JAN-JUN 1998                 JAN-JUN 1997
                                                 -------------------------     -------------------------
                                                     RMB            USD            RMB             USD
Net sales                                           409,482         49,395        497,524         60,015
Cost of goods sold                                 (402,387)       (48,539)      (431,981)       (52,109)
                                                 ----------     ----------     ----------     ----------


Gross (loss)/ profit                                  7,095            856         65,543          7,906

Selling, general and administrative expenses        (50,159)        (6,051)       (27,685)        (3,340)
Interest expenses, net                               (6,928)          (836)        (3,087)          (372)
Other (expenses)/income, net                        (28,130)        (3,393)         3,023            365
Share of income of an associated company                 --             --          4,684            565
                                                 ----------     ----------     ----------     ----------
Income before income taxes                          (78,122)        (9,424)        42,478          5,124

Provision for income taxes                               --             --           (415)           (50)
                                                 ----------     ----------     ----------     ----------

Income before minority interests                    (78,122)        (9,424)        42,063          5,074


Minority interests                                   16,621          2,005        (17,432)        (2,103)
                                                 ----------     ----------     ----------     ----------

Net (loss)/Income                                   (61,501)        (7,419)        24,631          2,971
                                                 ==========     ==========     ==========     ==========

Basic earnings per common share:

Net (loss)/income                                     (6.80)         (0.82)          2.75           0.33
                                                 ==========     ==========     ==========     ==========

Weighted average number of shares outstanding
Used in basic calculation                         9,039,644      9,039,644      8,956,384      8,956,384
                                                 ==========     ==========     ==========     ==========

Diluted earnings per common share                     (6.80)         (0.82)          2.75           0.33
                                                 ==========     ==========     ==========     ==========

Weighted average number of shares
Outstanding used in diluted calculation           9,039,644      9,039,644      8,956,384      8,956,384
                                                 ==========     ==========     ==========     ==========


      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       APR-JUN 1998                  APR-JUN 1997
                                                 -------------------------     -------------------------
                                                     RMB            USD            RMB            USD
Net sales                                           209,903         25,320        245,624         29,629
Cost of goods sold                                 (201,743)       (24,336)      (209,627)       (25,287)
                                                 ----------     ----------     ----------     ----------


Gross (loss)/ profit                                  8,160            984         35,997          4,342

Selling, general and administrative expenses        (25,610)        (3,089)       (11,445)        (1,381)
Interest expenses, net                               (4,144)          (500)        (1,711)          (206)
Other (expenses)/income, net                        (10,571)        (1,275)         2,474            298
Share of income of an associated company                 --             --          2,382            287
                                                 ----------     ----------     ----------     ----------
Income before income taxes                          (32,165)        (3,880)        27,697          3,340

Provision for income taxes                               --             --           (415)           (50)
                                                 ----------     ----------     ----------     ----------

Income before minority interests                    (32,165)        (3,880)        27,282          3,290


Minority interests                                    8,047            971        (10,993)        (1,325)
                                                 ----------     ----------     ----------     ----------

Net (loss)/Income                                   (24,118)        (2,909)        16,289          1,965
                                                 ==========     ==========     ==========     ==========

Basic earnings per common share:

Net (loss)/income                                     (2.67)         (0.32)          1.82           0.22
                                                 ==========     ==========     ==========     ==========

Weighted average number of shares outstanding
Used in basic calculation                         9,039,644      9,039,644      8,956,384      8,956,384
                                                 ==========     ==========     ==========     ==========

Diluted earnings per common share                     (2.67)         (0.32)          1.82           0.22
                                                 ==========     ==========     ==========     ==========

Weighted average number of shares
Outstanding used in diluted calculation           9,039,644      9,039,644      8,956,384      8,956,384
                                                 ==========     ==========     ==========     ==========


      See accompanying notes to condensed consolidated financial statements

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30,
                        (AMOUNTS EXPRESSED IN THOUSANDS)

                                                                        1998                       1997
                                                               ---------------------     ---------------------
                                                                  RMB           USD         RMB           USD
Cash flows from operating activities :

Net (loss)/income                                               (61,501)      (7,419)      24,631        2,971

Adjustments to reconcile net income (loss)
To net cash provided by (used in)
operating activities:

 Net loss (gain) on disposals of subsidiary                        (371)         (45)          --           --
 Equity gain on CPC                                                  --           --       (4,683)        (565)
 Amortization of goodwill                                            --           --          220           27
 Amortization of deferred debt costs                              1,110          134           --           --
 Amortization of depreciation                                     8,932        1,082        5,553          670
 Loss on disposals of fixed assets                                  461           56          132           16
 Profit on disposals of investment properties                        --           --       (2,335)        (282)
 Impairment loss on investment properties                        25,977        3,134           --           --
 Minority interests                                             (16,622)      (2,004)      17,431        2,103
 Effect of cumulative translation adjustment                         (6)          (1)         425           51

(Increase) Decrease in operating assets
 Accounts receivable,                                            (5,084)        (613)      (3,527)        (425)
 Inventories, net                                                50,946        6,145      (20,207)      (2,438)
 Prepayments, deposit and other current assets                  (39,515)      (4,767)      (2,147)        (259)

Increase (Decrease) in operating liabilities:
 Accounts payable, net                                            5,838          704     (102,376)     (12,349)
 Accrued liabilities                                             57,093        6,887        5,501          664
 Deposit from customers                                         (22,999)      (2,773)     (10,883)      (1,313)
 Taxation                                                            --           --       (2,535)        (306)
 Value-added tax payable                                                          --           --           --
                                                               --------     --------     --------     --------

Net cash provided by (used in) operating activities               4,259          520      (94,800)     (11,435)
                                                               --------     --------     --------     --------

Cash flows from investing activities:
 Acquisition of property, machinery and equipment                   (24)          (3)    (102,912)     (12,414)
 Acquisition of fixed assets                                         --           --         (574)         (69)
 Proceeds from disposals of subsidiary                               11            1           --           --
 Decrease in investment and notes receivable                      5,604          676         (296)         (36)
 Proceeds from disposals of investment property                      --           --       53,000        6,393
                                                               --------     --------     --------     --------
 Net cash provided by (used in) investing activities              5,591          674      (50,782)      (6,126)
                                                               --------     --------     --------     --------

Cash flows from financing activities:
  Repayment of capital element of capital lease obligations        (276)         (33)      (2,034)        (245)
  (Decrease) Increase in long-term debt                          (2,171)        (262)      15,090        1,820
  Due from CISP                                                 (13,803)      (1,665)     (23,934)      (2,887)
  Due from related companies and holding company                   (749)         (90)      (2,689)        (324)
  Due to related companies and holding company                    3,845          464       11,055        1,334
  Proceeds from issuance of stock                                    --           --      124,290       14,993
                                                               --------     --------     --------     --------

Net cash provided by (used in) financing activities             (13,154)      (1,586)     121,778       14,690
                                                               --------     --------     --------     --------
  Net increase (decrease) in cash                                (3,304)        (392)     (23,804)      (2,871)
  Cash at beginning of period                                    49,866        6,008       61,296        7,394
                                                               --------     --------     --------     --------
  Cash at end of period                                          46,562        5,616       37,492        4,523
                                                               --------     --------     --------     --------




      See accompanying notes to condensed consolidated financial statements

                      China Pacific, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

1.       INTERIM FINANCIAL PRESENTATION

         The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all notes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.       CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

         The Company's financial information is presented in Renminbi (RMB). The translation of the financial statements of foreign subsidiaries into U.S. dollars (USD) is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments.

3.       BUSINESS AND ORGANIZATION

         GENERAL DEVELOPMENT OF BUSINESS

         China Pacific, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in iron and steel production in the People's Republic of China (the "PRC"). The Company also holds options to develop and market land surrounding Sun City ("Sun City"), a multi-phase all-purpose development project in the PRC.

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

4. RECEIVABLES DUE FROM CHENGDU IRON AND STEEL PLANT ("CISP") AND OPEN VIEW PROPERTIES

         As of June 30, 1998, the Company had outstanding receivables of approximately RMB379.2 million from CISP, the Chinese joint venture partner of Chengdu Steel. RMB211 million of this balance arises from short term bank loans maturing in less than a year for which CISP made Chengdu Steel an obligor without authorization from Chengdu Steel. The loans, on a revolving basis, are due within 1998, so must be recognized in the Company's financial statements. The remainder of the RMB379.2 million in receivables, about RMB168.2 million, arises from loans by Chengdu Steel to CISP to finance CISP's operations. As the Company's auditors were not able to review CISP's financial statements, the Company and its auditors are thus unable to determine whether CISP has the necessary financial ability to repay its obligations to the Company or its subsidiaries. Chengdu Steel and CISP have entered into an agreement recognizing that CISP, and not Chengdu Steel, is responsible for repayment of the RMB211 million bank loans, but it is unclear when, or whether, Chengdu Steel will be released from its obligation to repay such bank loans. As a condition to CISP reassuming these bank loans, CISP must obtain the permission of the relevant Chinese governmental authorities to use its real property as collateral for the loans. CISP has made an application for such use of its real property to the relevant Chinese governmental authorities and is awaiting their approval.

         If CISP does not reassume such short term bank loans and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997 and the first half of 1998 and the fact that its current liabilities (including the RMB211 million bank loans) exceeded its current assets as of June 30, 1998 by approximately RMB468.5 million.

         As noted below in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations, substantial doubt exists as to whether Open View Properties Ltd. ("Open View Properties") and its related companies have sufficient cash resources to complete the development of the Sun City project and repay certain obligations to the Company and to China Pacific Construction (B.V.I.) Limited ("CPCT"). As of June 30, 1998, these obligations have a carrying value of approximately RMB92.7 million.


 5.      INVENTORIES

         Inventories comprised:

                                                     June 30, 1998
                                                -----------------------
                                                 RMB'000        USD'000
         Raw materials                           95,040          11,464
         Work-in-process                         48,302           5,827
         Finished goods                          34,565           4,169
                                                -------         -------
                                                177,907          21,460
                                                =======         =======

         Inventories are stated at the lower of cost, on a first-in first-out basis, or market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

6.       INVESTMENT PROPERTIES

         As of June 30, 1998 the Company held two residential properties in Hong Kong that were acquired during the third quarter of 1997, with a carrying value of RMB32.2 million, which included a provision for impairment loss of the two residential properties amounting to RMB43.1 million, of which RMB17.4 million and RMB8.4 million were additional provisions made during the quarters ended March 31, 1998 and June 30, 1998, respectively, as a result of turmoil in the Hong Kong property market.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment comprised :


                                                    June 30, 1998
                                                ----------------------
                                                 RMB'000       USD'000
         Buildings                               146,758        17,707
         Machinery and equipment                  77,219         9,315
         Motor Vehicles                              630            76
         Furniture and office equipment            1,385           167
                                                --------      --------
                                                 225,992        27,265
         Less: Accumulated depreciation          (37,757)       (4,555)
                                                --------      --------
                                                 188,235        22,710
         Construction-in-progress :               22,585         2,724
                                                --------      --------
                                                 210,820        25,431
                                                ========      ========


8.       GOODWILL

         Goodwill, being the excess of cost over fair value of the net assets of CPS (including CPS's 60% interest in Chengdu Steel) acquired, was being amortized on a straight-line basis over forty years. The straight-line amortization recorded for the year ended December 31, 1997 was approximately RMB440,000. In addition, the Company's management assessed the remaining life of the goodwill and decided to write off the unamortized amount of approximately RMB16,624,000 during the year ended December 31, 1997 after taking into consideration the substantial operating loss of Chengdu Steel during the year ended December 31, 1997. No goodwill is carried forward for the period ended June 30, 1998.

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

         As of June 30, 1998, the Company has outstanding liabilities under the Notes of approximately USD15 million. Because the shares of the Company's common stock have been trading below the required USD4.00 minimum conversion price for some time, it is uncertain whether the noteholders will convert the Notes into common stock. If the holders of the Notes choose not to convert and require repayment of the Notes, it is uncertain whether the Company will have the necessary cash resources to pay the obligation on the due date. This is in part because of the substantial losses incurred by the Company and the questionable value of the Company's receivables from CISP and Open View Properties. The original arranger of the Notes is currently negotiating with the noteholders to modify the repayment terms of the Notes, although no agreement has yet been reached, and there can be no assurance that any agreement will be reached.

         Warrants

         In 1995, the Company issued 550,755 warrants to a third party for investment banking services on a conversion basis of 4 warrants for 1 share of common stock of the Company at an exercise price of USD15.24 per share (after adjusting for the one-for-four reverse stock split). The warrants will expire in September 2000. No warrants have been exercised.

         In 1997, the placement agent for the sale of the 9% Convertible Notes described above was also granted a five year warrant exercisable to acquire up to 300,000 shares of the Company's common stock at a price of USD4.00 per share. The warrant will expire in January 2002. As of the balance sheet date, the warrant has not been exercised.

         Options

         In 1995, the Company granted common stock options under an incentive plan to purchase 125,000 shares of common stock at exercise prices ranging from USD9.60 to USD16.00 (after adjusting for the one-for-four reverse stock split), which are to vest according to a pre-determined schedule from 1996 to 2000. No options were exercised in 1997 or during the first half of 1998.

         Reverse Stock Split

         The Company declared a 1-for-4 reverse stock split effective July 9, 1996. All information herein relating to shares issued or outstanding, including information in the footnotes, reflects the effect of such reverse stock split.

10      (LOSS) EARNINGS PER COMMON SHARE

        Basic (loss) earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net
        (loss) income for each year by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share reflects the dilution that would have resulted from the conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the average market price of common stock during the periods. For the period ended June 30, 1998 and 1997, diluted earnings per common share is computed by dividing net income for each year plus convertible debenture interest (net of tax) by the weighted average number of shares of common stock outstanding and all dilutive securities during the years arising from conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the market price of common stock. For the period ended June 30, 1998 and 1997, exercise of warrants and convertible debentures would have been anti-dilutive and, accordingly, was not considered in the computation of dilutive (loss) earnings per common share. All earnings per common share data have been restated in accordance with Statement of Financial Accounting Standards No.128.

11.     OUTSTANDING LITIGATION

        On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of USD5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after considering the one-for-four reverse stock split) under the terms of the alleged Selling Agreement. The Company believes this claim is without merit. However, the Company is unable to predict the outcome of this dispute and if the outcome is adverse to the Company, the Company's financial position and operating results could be materially affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

12.     GOING CONCERN

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in note 4 to the accompanying financial statements, as of June 30, 1998, the principal operating subsidiary of the Group (Chengdu Chengkang Iron and Steel Company Limited) had short-term bank loans of approximately RMB211.1 million, which are due for repayment within twelve months. As further discussed in Note 9 above, the Company has approximately USD15 million of 9% convertible notes outstanding that are due January 15, 1999. It is uncertain whether the Company will have the necessary cash resources to repay either these short-term bank loans or the convertible notes on their respective due dates. In addition as shown in the accompanying financial statements, the Company incurred significant losses during the period ended June 30, 1998 and as of that date the Company's current liabilities exceeded its current assets by approximately USD56.5 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      CHINA PACIFIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1998


                                                       COMMON STOCK                      TREASURY
                                                 --------------------------    --------------------------
                                  ACCUMULATED    NUMBER OF                      NUMBER OF
                                    DEFICIT       SHARES*          AMOUNT        SHARES*          AMOUNT
                                  -----------    ---------        ---------    ---------         ---------
                                    RMB'000                        RMB'000                        RMB'000
Balance as of December 31, 1997     (33,001)     9,039,644               75      (27,500)            1,420

Net loss                            (61,501)            --               --           --                --

                                  ---------      ---------        ---------    ---------         ---------
Bal. as of June 30, 1998            (94,502)     9,039,644               75      (27,500)            1,420
                                  =========      =========        =========    =========         =========





                                    ADDITIONAL               CUMULATIVE
                                      PAID-IN    DEDICATED   TRANSLATION
                                      CAPITAL     CAPITAL    ADJUSTMENTS
                                    ---------    ---------   ---------
                                      RMB'000     RMB'000     RMB'000
Balance as of December 31, 1997       191,036       23,245       3,670

Net loss                                   --           --          (6)

                                    ---------    ---------   ---------
Bal. as of June 30, 1998              191,036       23,245       3,664
                                    =========    =========   =========


   The accompanying notes are an integral part of these financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES AND RESULTS OF OPERATIONS

      OVERVIEW. The Company has continued to face financial uncertainty during the first six months of 1998. Both sales volume and unit prices for steel products manufactured by Chengdu Steel have declined during the first six months of 1998 from the same period in 1997, and the Company experienced a net loss for the first six months of 1998 of $7.4 million as compared to $3 million of net income during the first half of 1997. Further, the Company has current liabilities of $98.1 million as compared with current assets of $41.6 million; this working capital deficit of $56.5 million compares with a working capital deficit of $35.1 million at December 31, 1997. A large portion of the increase in the working capital deficit resulted from the reclassification during the first six months of 1998 of $15.0 million of the Company's 9% convertible notes due January 15, 1999 from long term debt to short term debt.

        Net sales during the first half of 1998 totaled $49.4 million compared to net sales of $60 million during 1997. This decline was caused partially by a decrease in sales volume from approximately 200,000 tons in the first half of 1997 to 182,000 tons in the first half of 1998. Furthermore, there has been a reduction in the average unit prices of steel products the Company has realized in 1998 due to keen competition in the steel market, from an average of $300 per ton during the first half of 1997 to $271 per ton during the first half of 1998.

        Cost of goods sold during the six months ended June 30,1998 totaled $48.5 million as compared to $52.1 million during the six months ended June 30, 1997. The decrease in cost of goods sold was attributable to the decrease in sales volume from 200,000 tons in the first half of 1997 to 182,000 tons in the first half of 1998.

        Gross profits for the period in 1998 amounted to $856,000 (1.7% of net sales) as compared to gross profits of $7.9 million (13.2% of net sales) for the same period in 1997. The decline in profit margin was attributable to the decrease in selling prices of the Company's steel products from $300 per ton during the first half of 1997 to $271 per ton during the first half of 1998.

        Selling, general and administrative expenses ("SG&A") during the six months ended June 30, 1998 totaled $6.1 million as compared to $3.3 million during the six months ended June 30, 1997. The increase in SG&A was attributable to an increased level of corporate activities relating to the operation of Chengdu Steel (resulting in increased legal and accounting expenses) and an additional provision for doubtful debt made in Chengdu Steel that amounted to RMB6 million for the period during 1998.

        Interest Expenses, net, during the six months ended June 30, 1998 totaled $836,000 as compared to interest expenses of $372,000 during the six months ended June 30, 1997. The increase in net interest expenses was attributable to an increase in mortgage loan interest in respect of the two Hong Kong residential properties held by the Company.

        Other expenses, net, during the six months ended June 30, 1998, totaled $3.4 million. The Company reported $365,000 of other income, net, during the six months ended June 30, 1997. Other expenses net, in 1998 were mainly attributable to further provisions of $2.1 million and $1 million, respectively, for the diminution in value of the two remaining residential properties held by the Company for the periods ended March 31, 1998 and June 30, 1998. This further diminution in value was caused by a substantial general decline in the value of Hong Kong real estate due to turmoil in various Asian financial markets which affected Hong Kong in the fourth quarter of 1997 and the first half of 1998 and which was aggravated by high interest costs in Hong Kong.

        The Company had income of $565,000 during the first half of 1997 from an associated company, China Pacific Construction (B.V.I.) Ltd., ("CPCT"), but recognition of such income was reversed during the fourth quarter of 1997, as explained below, and no such income was recognized in the first half of 1998. Due to the substantial diminution in real property values in Hong Kong in the last half of 1997, which affected Southern China-- Huiyang City where the Sun City project is situated, the Company obtained an updated valuation of such project. After a review of the updated appraisal which showed a substantial decrease in the appraised value from over RMB632 million to RMB493.2 million, no interest income was recognized from CPCT during 1997 and the first half of 1998. CPCT's major assets are two promissory notes, together with accrued interest, for approximately RMB156 million issued by Open View Properties and its holding company. Open View Properties is responsible for the development of the Sun City project, which development has been suspended since 1995. Because of the substantial decrease in the appraised value of the Sun City project and the suspension of the project's development, the ability of Open View Properties to pay the promissory notes, which are due in December 1998, is uncertain.

        Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the first six months of 1997 and 1998.

        Net losses during the period ended June 30, 1998 totaled $7.4 million as compared to $3 million of net income during the first half of 1997. The net losses were caused by decreases in production volume and in the unit selling price of the Company's steel products and a provision for diminution in value of two Hong Kong residential properties, as more fully described above.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        OVERVIEW. During the six months ended June 30, 1998, the Company has seen its working capital deficit increase from $35.1 million at December 31, 1997 to $56.5 million at June 30, 1998. This increase is in large part attributable to reclassification of the Company's 9% convertible notes due January 15, 1999 from long term debt to short term debt. As described below, the Company is attempting to negotiate an extension of the maturity of the notes with the holders thereof. Further, the Company continues to face the uncertainties regarding the value of certain of its receivables reported in its 1997 annual report on Form 10-K: these include receivables totaling RMB33.7 million from Open View Properties (together with a related investment of approximately RMB59 million) and receivables from CISP, the Company's joint venture partner in Chengdu Steel, of approximately RMB379.2 million. The status of these receivables, and of the Company's efforts to modify the terms of the 9% convertible notes, is discussed further below.

      As of June 30, 1998, the Company had receivables totaling approximately RMB33.7 million from Open View Properties and companies related to Open View Properties, and an investment of approximately RMB59 million in an associated company, CPCT, the major assets of which are two promissory notes issued by Open View Properties and its holding company. Both the receivables and the promissory note are due for payment in December 1998. As described above under "Material Changes and Results of Operations" and in note 4 to the financial statements, Open View Properties and its subsidiaries are engaged in the development of the Sun City project, which development has been suspended since 1995. When or whether Open View Properties will recommence the development of such project is uncertain. Consequently, it is unclear whether Open View Properties and its related companies have the necessary cash resources to pay their respective obligations to the Company and to CPCT on the due dates, and the Company's realization on the above mentioned receivables and its investment in CPCT, with a carrying value of approximately RMB92.7 million, is uncertain.

       As of June 30, 1998, the Company had outstanding receivables of approximately RMB379.2 million from CISP, the Chinese joint venture partner of Chengdu Steel. As described in note 4 to the accompanying financial statements. RMB211 million of this balance arises from short term bank loans maturing in less than a year for which CISP made Chengdu Steel an obligor without authorization from Chengdu Steel. The loans, on a revolving basis, are due within 1998, so must be recognized in the Company's financial statements. The remainder of the RMB379.2 million in receivables, about RMB168.2 million, arises from loans by Chengdu Steel to CISP to finance CISP's operations. As the Company's auditors were not able to review CISP's financial statements, the Company and its auditors are thus unable to determine whether CISP has the financial ability necessary to repay its obligations to the Company or its subsidiaries. Chengdu Steel and CISP have entered into an agreement recognizing that CISP, and not Chengdu Steel, is responsible for repayment of the RMB2l1 million bank loans, but it is unclear when, or whether, China Pacific will be released from its obligation to repay such bank loans. As a condition to CISP reassuming these bank loans, CISP must obtain the permission of the relevant Chinese governmental authorities to use its real property as collateral for the loans. CISP has made an application for such use of its real property to the relevant Chinese governmental authorities and is awaiting their approval.

       If CISP does not reassume such short term bank loans and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997 and the first half of 1998 and the fact that its current liabilities (including the RMB211 million bank loans) exceeded its current assets as of June 30, 1998 by approximately RMB468.5 million.

       As of June 30, 1998, the Company has outstanding liabilities under 9% convertible notes due January 15, 1999 (the "Notes") of approximately $15 million. As described above in note 9 to the accompanying financial statements, because the shares of the Company's common stock have been trading below the required $4.00 per share minimum conversion price of the Notes for some time, it is uncertain whether the noteholders will convert the Notes into common stock. If the holders of the Notes choose not to convert and require repayment of the Notes, it is uncertain whether the Company will have the necessary cash resources to pay the obligation on the due date. This is in part because of the substantial losses incurred by the Company, as described above, and the questionable value of the Company's receivables from CISP and Open View Properties. The original arranger of the Notes is currently negotiating with the noteholders to modify the repayment terms of the Notes, although no agreement has yet been reached, and there can be no assurance that any agreement will be reached.

      On June 30, 1998 the Company had working capital deficit of $56.5 million and cash balances of $5.6 million, of which $4 million cash was pledged as collateral in respect of bank loans borrowed by CISP, as compared to a working capital deficit of $35.1 million and a cash balance of $2 million on December 31, 1997. The change in working capital was attributable to the operating losses and to the 9% convertible notes due on Jan 15, 1999 being reclassified as operating activities providing cash and as current liabilities because they are repayable in less than one year.

      As a result of the Sun City Sale and the Chengdu Steel Acquisition, the financial obligations of the Company consist primarily of the obligations of its 60% owned subsidiary, Chengdu Steel.

      On June 30, 1998, the primary obligations of the Company consisted of $48.2 million as compared to $48.4 million on December 31, 1997. The primary obligations of the Company on June 30, 1998 consisted of (a) short-term bank loans amounting to $25.5 million, (b) $15 million of 9% convertible notes due January 15, 1999, (c) long-term bank loans and various loans from unaffiliated third parties in the amount of $5.2 million and $2.5 million, respectively. Maturities on long-term debt total $2.6 million during 1998.

RESTRICTED BANK DEPOSITS

      As of June 30, 1998, bank deposits of approximately $4 million were pledged as collateral in respect of the short-term bank loans borrowed by CISP and were classified as restricted bank deposits.

YEAR 2000 COMPUTER ISSUES

     The Company and its joint venture subsidiary, Chengdu Steel, utilize software and related computer technologies that are essential to its operations and which may be affected by the year 2000. The year 2000 may present problems to certain computer software applications that are in use today that cannot distinguish the year 2000 from the year 1900 because of the way dates are encoded and calculated. These computer systems originally were designed and developed without adequately considering the impact of the forthcoming new century and may, as a result, fail to operate reliably when handling dates after December 31, 1999.

     The Company has not yet determined what risks year 2000 computer issues may pose to the Company's operations or financial results, and these issues may have an adverse impact on such results. The Company's management is currently determining which of its computer systems may be affected by year 2000 issues, and is identifying outside suppliers whose computer systems the Company may utilize and who also potentially could experience year 2000 problems. The Company's management has not yet determined what changes may be required to its computer systems to avoid year 2000 problems, or what the cost of these changes might be.

PART II.   OTHER INFORMATION

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


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits - 27.1 - Financial Data Schedule
           (b)  Reports on Form 8-K

               (1) Form 8-K filed with the SEC on July 29, 1998 announcing changes in China Pacific, Inc.'s Board of Directors (Item
                    5).

               (2) Form 8-K filed with the SEC on July 7, 1998 announcing resignation of Mr. Clement Mak as Chairman of the Board and Chief Executive Officer (Item 5).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHINA PACIFIC, INC.


Date: August 7, 1998                    /s/ Chun-Hing Lo
                                       ----------------------------------
                                       Chun-Hing Lo, Chief Operating Officer




Date: August 7, 1998                    /s/ Thomas Tong
                                       ---------------------------------
                                       Thomas Tong, Treasurer and Chief
                                       Financial Officer