Form 10-Q
period 1998-09-30
CHINA PACIFIC INC
filed 1998-11-10
CIK 789857

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                          OR

[  ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to            .
                                         ----------    -----------

                             Commission File No. 0-26232


                                 CHINA PACIFIC, INC.
                              --------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  Nevada                                  87-0429945
---------------------------------------------   -------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION  (IRS Employer Identification No.)
              OR ORGANIZATION)


             Chengdu Iron & Steel Office Building, Qingbaijiang District,
                          Chengdu, Sichuan Provinces, China
                       ----------------------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                  (86) (28) 330-6590
                                  ------------------
                             (Issuer's telephone number)

   ----------------------------------------------------------------------------
      (Former Name, former address and former fiscal year, if changed since last report)



   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---


   As of September 30, 1998, 1,807,929 shares of Common Stock of the issuer were outstanding.

                                 CHINA PACIFIC, INC.


                                        INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .     1

  Item 1.   Financial Statements

            Consolidated Balance Sheets - September 30, 1998 and
            December 31, 1997. . . . . . . . . . . . . . . . . . . . .     1

            Consolidated Statements of Operations - For the
            nine months ended September 30, 1998 and 1997. . . . . . .     2

            Consolidated Statements of Operations -
            For the three months ended September 30, 1998 and 1997 . .     3

            Consolidated Statements of Cash Flows -
            For the nine months ended September 30, 1998 and 1997. . .     4

            Notes to Consolidated Financial Statements . . . . . . . .  5-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . 11-14

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .    15

  Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    15

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

                            PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         CHINA PACIFIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                           (AMOUNTS EXPRESSED IN THOUSANDS)


                                                                               SEPTEMBER 30,                DECEMBER 31,
                                                                                  1998                          1997
                                                                        --------------------------  ---------------------------
                                                                            RMB             USD           RMB            USD
ASSETS
Current assets:
    Cash and Bank deposits                                                37,382          4,504         16,582          2,003
    Restricted Bank deposits                                              33,284          4,020         33,284          4,020
    Accounts receivable, net                                              74,615          8,990         51,487          6,218
    Other receivable                                                       1,978            238          1,449            175
    Prepayments, deposits, and other current assets                       42,775          5,153         15,485          1,870
    Loan receivable                                                        3,000            362          3,000            362
    Inventories, net                                                     178,654         21,525        228,853         27,639
    Deferred debt costs                                                    1,110            134          4,440            536
                                                                      -----------    -----------    -----------     ----------
       Total current assets                                              372,798         44,926        354,580         42,823

Investment Properties                                                     32,157          3,879         56,919          6,875
Due from CISP, long-term portion                                         373,679         45,022        365,435         44,135
Investment in an associated company                                       58,988          7,107         58,988          7,124
Investments and notes receivable                                          30,494          3,674         36,098          4,360
Deferred value added tax recoverable                                       4,663            562          4,663            563
Property, plant ,equipment and capital leases , net                      206,029         24,823        220,943         26,684
                                                                      -----------    -----------    -----------     ----------
    Total assets                                                       1,078,808        129,993      1,097,626        132,564
                                                                      -----------    -----------    -----------     ----------
                                                                      -----------    -----------    -----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                246,110         29,652        211,110         25,496
    Long-term debt, current portion                                       19,896          2,397         22,858          2,761
    Capital Lease obligations, current portion                                 -              -            630           7676
    Accounts payable                                                     123,757         14,910        129,125         15,595
    Deposits from customers                                              123,860         14,923        172,595         20,845
    Accrued liabilities                                                  142,253         17,139         88,323         10,667
    Taxation payable                                                      19,175          2,310          1,233            149
    Value added tax payable                                               29,421          3,545         18,027          2,177
    Other payable                                                          9,213          1,111          1,592            192
                                                                      -----------    -----------    -----------     ----------
       Total current liabilities                                         713,685         85,987        645,493         77,958

Long-term debt                                                           166,385         20,072        166,767         20,141
Capital Lease obligations, non-current portion                                 -              -          1,516            183
                                                                      -----------    -----------    -----------     ----------
Total liabilities                                                        880,070        106,059        813,776         98,282
                                                                      -----------    -----------    -----------     ----------
Minority interests                                                        83,333         10,052        100,245         12,107
                                                                      -----------    -----------    -----------     ----------

Shareholders' equity:
Authorized 25,000,000 shares in 1997 and 5,000,000 shares
after the 1-for-5 reverse stock split in 1998; outstanding
9,039,644 shares in 1997 and approximately 1,807,929 shares
after the 1-for-5 reverse stock split in 1998 Common Stock,
par value $0.005                                                              75              9             75              9
Treasury stock,  27,500 shares in 1997 and 1998                           (1,420)          (171)        (1,420)          (171)
Additional paid-in capital                                               191,036         23,072        191,036         23,072
Dedicated capital                                                         23,245          2,807         23,245          2,807
Accumulated deficit                                                     (101,626)       (12,263)       (33,001)        (3,985)
Cumulative translation adjustments                                         4,095            428          3,670            443
                                                                      -----------    -----------    -----------     ----------
    Total shareholders' equity                                           115,405         13,882        183,605         22,175
                                                                      -----------    -----------    -----------     ----------
    Total liabilities, minority interests and shareholders' equity     1,078,808        129,993      1,097,626        132,564
                                                                      -----------    -----------    -----------     ----------
                                                                      -----------    -----------    -----------     ----------

        See accompanying notes to condensed consolidated financial statements

                         CHINA PACIFIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                              JAN-SEPT 1998                JAN-SEPT 1997
                                                                      --------------------------     -------------------------
                                                                            RMB            USD           RMB             USD
Net sales                                                                633,013         76,267        757,627         91,390
Cost of goods sold                                                      (611,116)       (73,628)      (656,046)       (79,137)
                                                                      -----------     ----------     ----------     ----------

Gross (loss) / profit                                                     21,897          2,639        101,581         12,253

Selling, general and administrative expenses                             (71,661)        (8,634)       (48,312)        (5,828)
Interest expenses, net                                                   (10,510)        (1,266)        (4,966)          (599)
Other (expenses) / income, net                                           (25,404)        (3,060)         8,751          1,056
Gain on disposal of subsidiary                                               371             45              -              -
Share of income of an associated company                                       -              -          7,236            873
                                                                      -----------     ----------     ----------     ----------
Income before income taxes                                               (85,307)       (10,276)        64,290          7,755

Provision for income taxes                                                     -              -         (4,533)          (547)
                                                                      -----------     ----------     ----------     ----------

Income before minority interests                                         (85,307)       (10,276)        59,757          7,208

Minority interests                                                        16,682          1,998        (23,918)        (2,885)
                                                                      -----------     ----------     ----------     ----------

Net (loss) / Income                                                      (68,625)        (8,278)        35,839          4,323
                                                                      -----------     ----------     ----------     ----------
                                                                      -----------     ----------     ----------     ----------



Basic earnings per common share:

Net (loss) / income                                                       (38.00)         (4.58)          3.96           0.48
                                                                      -----------     ----------     ----------     ----------
                                                                      -----------     ----------     ----------     ----------

Weighted average number of shares outstanding
Used in basic calculation (Shares for 1998 reflected
the 1-for-5 reverse stock split)                                       1,807,929      1,807,929      9,039,645      9,039,645
                                                                      -----------     ----------     ----------     ----------
                                                                      -----------     ----------     ----------     ----------

Diluted earnings per common share                                         (38.00)         (4.58)           3.2           0.39
                                                                      -----------     ----------     ----------     ----------
                                                                      -----------     ----------     ----------     ----------

Weighted average number of shares
Outstanding used in diluted calculation (Shares for 1998
reflected the 1-for-5 reverse stock split)                             1,807,929      1,807,929     13,680,889     13,680,889
                                                                      -----------     ----------     ----------     ----------
                                                                      -----------     ----------     ----------     ----------


        See accompanying notes to condensed consolidated financial statements

                         CHINA PACIFIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                              JUL-SEPT 1998                JUL-SEPT 1997
                                                                      --------------------------     -------------------------
                                                                            RMB            USD           RMB             USD
Net sales                                                                223,531         26,872        260,103         31,375
Cost of goods sold                                                      (208,729)       (25,089)      (224,065)       (27,028)
                                                                      -----------     ----------    -----------    -----------

Gross (loss) / profit                                                     14,802          1,783         36,038          4,347

Selling, general and administrative expenses                             (21,502)        (2,583)       (20,627)        (2,488)
Interest expenses, net                                                    (3,582)          (430)        (1,879)          (227)
Other (expenses) / income, net                                             2,726            333          5,728            691
Gain on disposal of subsidiary                                               371             45              -              -
Share of income of an associated company                                       -              -          2,552            308
                                                                      -----------     ----------    -----------    -----------
Income before income taxes                                                (7,185)          (852)        21,812          2,631

Provision for income taxes                                                     -              -         (4,118)          (497)
                                                                      -----------     ----------    -----------    -----------

Income before minority interests                                          (7,185)          (852)        17,694          2,134

Minority interests                                                            61              7         (6,486)          (782)
                                                                      -----------     ----------    -----------    -----------

Net (loss) / Income                                                       (7,124)          (845)        11,208          1,352
                                                                      -----------     ----------    -----------    -----------
                                                                      -----------     ----------    -----------    -----------


Basic earnings per common share:

Net (loss) / income                                                        (3.94)         (0.47)          1.24           0.15
                                                                      -----------     ----------    -----------    -----------
                                                                      -----------     ----------    -----------    -----------

Weighted average number of shares outstanding
Used in basic calculation (Shares for 1998 reflected
the 1-for-5 reverse stock split)                                       1,807,929      1,807,929      9,039,645      9,039,645
                                                                      -----------     ----------    -----------    -----------
                                                                      -----------     ----------    -----------    -----------

Diluted earnings per common share                                          (3.94)         (0.47)          1.02           0.12
                                                                      -----------     ----------    -----------    -----------
                                                                      -----------     ----------    -----------    -----------

Weighted average number of shares
Outstanding used in diluted calculation (Shares for 1998
reflected the 1-for-5 reverse stock split)                             1,807,929      1,807,929     13,680,889     13,680,889
                                                                      -----------     ----------    -----------    -----------
                                                                      -----------     ----------    -----------    -----------



        See accompanying notes to condensed consolidated financial statements

                         CHINA PACIFIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                           (AMOUNTS EXPRESSED IN THOUSANDS)



                                                                                  1998                         1997
                                                                      --------------------------     -------------------------
                                                                            RMB            USD           RMB             USD

Cash flows from operating activities:
Net (loss) / income                                                      (68,625)        (8,268)        35,839          4,323

Adjustments to reconcile net income (loss)
To net cash provided by (used in) operating activities:
 Net loss (gain) on disposals of subsidiary                                 (371)           (45)             -              -
 Equity gain on CPC                                                            -              -         (7,237)          (873)
 Amortization of goodwill                                                      -              -            330             40
 Amortization of deferred debt costs                                       3,330            401              -              -
 Amortization of depreciation                                             11,187          1,348          8,249            995
 Loss on disposals of fixed assets                                           461             56            132             16
 Profit on disposals of investment properties                                  -              -        (12,346)        (1,489)
 Impairment loss on investment properties                                 25,977          3,130              -              -
 Minority interests                                                      (16,912)        (2,038)        23,918          2,885
 Effect of cumulative translation adjustment                                 425             63            415             50

(Increase) Decrease in operating assets
 Accounts receivable,                                                    (23,128)        (2,787)       (39,342)        (4,746)
 Inventories, net                                                         50,199          6,048         (7,969)          (961)
 Prepayments, deposit and other current assets                           (27,494)        (3,312)        (5,620)          (678)

Increase (Decrease) in operating liabilities:
 Accounts payable, net                                                    (5,368)          (647)      (113,610)       (13,704)
 Accrued liabilities                                                      53,930          6,498         10,710          1,292
 Deposit from customers                                                  (48,735)        (5,872)         3,788            457
 Taxation                                                                 17,942          2,162         31,552          3,806
 Value-added tax payable                                                  11,571          1,394              -              -
                                                                      -----------     ----------     ----------    -----------
Net cash provided by (used in) operating activities                      (15,611)        (1,869)       (71,191)        (8,587)
                                                                      -----------     ----------     ----------    -----------

Cash flows from investing activities:
 Acquisition of property, machinery and equipment                            (24)            (3)      (179,827)       (21,692)
 Acquisition of fixed assets                                                   -              -         (3,163)          (382)
 Proceeds from disposals of subsidiary                                        11              1              -              -
 Proceeds from disposals of fixed assets                                       -              -          2,685            324
 Decrease in investment and notes receivable                               5,604            676              -              -
 Proceeds from disposals of investment property                                -              -        116,840         14,094
                                                                      -----------     ----------     ----------    -----------
Net cash provided by (used in) investing activities                        5,591            673        (63,465)        (7,656)
                                                                      -----------     ----------     ----------    -----------

Cash flows from financing activities:
  Repayment of capital element of capital lease obligations                 (630)           (76)          (181)           (22)
  (Decrease) Increase in long- term debt                                  (2,962)          (357)        33,018          3,983
  Increase in additional paid up capital                                       -              -         (7,767)          (937)
  Increase in bank loan                                                   35,000          4,217              -              -
  Due from CISP                                                           (8,244)          (994)       (33,712)        (4,067)
  Decrease in other receivable                                                35              4         (6,903)          (833)
  Increase in other payable                                                7,621            918         (3,575)          (431)
  Proceeds from issuance of stock                                              -              -        124,290         14,993
                                                                      -----------     ----------     ----------    -----------
Net cash provided by (used in) financing activities                       30,820          3,712        105,170         12,686
                                                                      -----------     ----------     ----------    -----------
  Net increase (decrease) in cash                                         20,800          2,516        (29,486)        (3,557)
  Cash at beginning of period                                             49,866          6,008         61,296          7,394
                                                                      -----------     ----------     ----------    -----------
  Cash at end of period                                                   70,666          8,524         31,810          3,837
                                                                      -----------     ----------     ----------    -----------



        See accompanying notes to condensed consolidated financial statements

                         China Pacific, Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                  September 30, 1998
                                     (Unaudited)

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

     The Company is a Nevada corporation, which was incorporated in 1986 as McMann Investments, Inc., a blind pool "blank check" company, for the purpose of seeking and acquiring business ventures. On October 30, 1995, the Company acquired, effective as of July 1, 1995, 100% of the outstanding stock of China Pacific Steel Limited ("CPS"). CPS owns a sixty percent (60%) interest in Chengdu Chengkang Iron and Steel Co., Ltd. ("Chengdu Steel"), a PRC steel manufacturer.

4. RECEIVABLES DUE FROM CHENGDU IRON AND STEEL PLANT ("CISP") AND OPEN VIEW PROPERTIES LIMITED

     As of September 30, 1998, the Company had outstanding receivables of approximately RMB373.7 million from CISP, the Chinese joint venture partner of Chengdu Steel. RMB211 million of this balance arises from short term bank loans maturing in less than a year for which CISP made Chengdu Steel an obligor without authorization from Chengdu Steel. The loans, on a revolving basis, are due within 1998, so must be recognized as current liabilities in the Company's financial statements. The remainder of the RMB373.7 million in receivables, about RMB162.7 million, arises from loans by Chengdu Steel to CISP to finance CISP's operations. As the Company's auditors were not able to review CISP's financial statements, the Company and its auditors are thus unable to determine whether CISP has the necessary financial ability to repay its obligations to the Company or its subsidiaries. Chengdu Steel and CISP have entered into an agreement recognizing that CISP, and not Chengdu Steel, is responsible for repayment of the RMB211 million bank loans, but it is unclear when, or whether, Chengdu Steel will be released from its obligation to repay such bank loans. As a condition to CISP reassuming these bank loans, CISP must obtain the permission of the relevant Chinese governmental authorities to use its real property as collateral for the loans. CISP has made an application for such use of its real property to the relevant Chinese governmental authorities and is awaiting their approval.

     If CISP does not reassume such short term bank loans and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997 and the first three quarters of 1998 and the fact that its current liabilities (including the RMB211 million bank loans) exceeded its current assets as of September 30, 1998 by approximately RMB340.9 million. In addition, during 1998, the Company utilized a bank loan facility of RMB35 million for its operations, and this amount is truly reflected in the books of Chengdu Steel.

     As noted below in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, substantial doubt exists as to whether Open View Properties Ltd. ("Open View Properties") and its related companies have sufficient cash resources to complete the development of the Sun City project and repay certain obligations to the Company and to China Pacific Construction (B.V.I.) Limited ("CPCT"). As of September 30, 1998, these obligations have a carrying value of approximately RMB92.7 million.


5.   RELATED PARTY TRANSACTIONS


     As of September 14, 1998, after the purchase by Great China Industries of 654,286 shares of the Company's Common Stock (giving effect to the recent 1-for-5 reverse stock split), all previously reported related party transactions of the Company have been reclassified as "other receivables" or "other payables". The sole shareholder of Great China Industries is Thomas Tong, who does not have any interest in the previously reported transactions between the Company and the formerly related parties.

6.   INVENTORIES

     Inventories comprised:                   September 30, 1998
                                           --------------------------
                                           RMB'000             USD'000
     Raw materials                          50,968               6,141
     Work-in-process                        91,535              11,028
     Finished goods                         36,151               4,356
                                           -------              ------
                                           178,654              21,525
                                           -------              ------
                                           -------              ------


Inventories are stated at the lower of cost, on a first-in first-out basis, or market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

7.  INVESTMENT PROPERTIES

    As of September 30, 1998 the Company held two residential properties in Hong Kong that were acquired during the third quarter of 1997, with a carrying value of RMB32.2 million, which included a provision for impairment loss of the two residential properties amounting to RMB43.1 million, of which RMB17.4 million and RMB8.4 million were additional provisions made during the quarters ended March 31, 1998 and June 30, 1998, respectively, as a result of turmoil in the Hong Kong property market.

8.  PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment comprised:          September 30, 1998
                                                     RMB'000        USD'000
                                                     -------        -------
     Buildings                                       146,758         17,682
     Machinery and equipment                          77,219          9,303
     Motor Vehicles                                      630             76
     Furniture and office equipment                    1,386            167
                                                     -------         ------
                                                     225,993         27,228
     Less: Accumulated depreciation                  (42,549)        (5,126)
                                                     -------         ------
                                                     183,444         22,102
     Construction-in-progress:                        22,585          2,721
                                                     -------         ------
                                                     206,029         24,823
                                                     -------         ------
                                                     -------         ------

9.   GOODWILL
     Goodwill, being the excess of cost over fair value of the net assets of CPS (including CPS's 60% interest in Chengdu Steel) acquired, was being amortized on a straight-line basis over forty years. The straight-line amortization recorded for the year ended December 31, 1997 was approximately RMB440,000. In addition, the Company's management assessed the remaining life of the goodwill and decided to write off the unamortized amount of approximately RMB16,624,000 during the year ended December 31, 1997 after taking into consideration the substantial operating loss of Chengdu Steel during the year ended December 31, 1997. No goodwill is carried forward for the period ended September 30, 1998.

10.  SHAREHOLDERS' EQUITY

     9% CONVERTIBLE NOTES

     During 1997, the Company completed the placement of USD15 million of 9% convertible notes due January 15, 1999 (the "Notes"). The Notes were convertible into Common Stock of the Company at a conversion price equal to eighty percent (80%) of the average closing bid price of the Company's Common Stock over the five (5) trading day period ending on the day prior to the date of receipt of written notice from a noteholder of such conversion. The conversion price was in no event to be less than USD4.00 per share nor greater than USD8.00 per share. No conversions were to be permitted prior to May 15, 1997.

     Pursuant to the preliminary agreement dated October 9, 1998, between the Company and Bookook Securities Co. Ltd., the representative of the holders of the notes ("Noteholders"), the terms and conditions of the Notes are to be amended as follows: (i) the maturity date of the Notes will be extended by two years, from January 15, 1999 to January 15, 2001; (ii) the Notes' 9 percent per annum interest rate will be reduced to 7 percent per annum, and with respect to the 7 percent interest payable on the Notes, an amount equal to 5 percent of the principal amount of the Notes will be paid semi-annually; while an amount equal to 2 percent will accrue and become payable upon the maturity of the notes; (iii) subject to any required statutory approvals, the Notes' conversion price will be changed to an amount equal to eighty percent (80%) of the average closing bid price of the Company's Common Stock over the five most recent trading days prior to the noteholders' exercise of their conversion right, provided that the conversion price shall not be less than USD3.00 per share of the Company's Common Stock, after giving effect to the Company's recent 1-for 5 reverse stock split; (iv) subject to any required statutory approvals, the Company will provide its 60 percent (60%) interest in Chengdu Steel as collateral for repayment to the Noteholders of the principal on the Notes; (v) Great China Industries Limited, which is wholly owned by Thomas Tong, will not sell its interest in the Company until the Notes have been repaid; and (vi) the proceeds from any public fund raising will first be used to pay the interest due on the Notes.

     As of September 30, 1998, the Company had outstanding liabilities under the Notes of approximately USD15 million. Because the Company's Common Stock had been trading below the Note's minimum conversion price for some time, it is uncertain whether the Noteholders will convert the Notes into Common Stock. If the holders of the Notes choose not to convert and require repayment of the Notes, it is uncertain whether the Company will have the necessary cash resources to pay the obligation on the due date. This is in part because of the substantial losses incurred by the Company and the questionable value of the Company receivables from CISP and Open View Properties. The ability of the Noteholders to convert the Notes in full is also dependent on obtaining required shareholder approvals for amendments to the Company's charter authorizing sufficient Common Stock to permit such conversion.

     WARRANTS

     In 1995, the Company issued 550,755 warrants to a third party for investment banking services on a conversion basis of 4 warrants for 1 share of common stock of the Company at an exercise price of USD15.24 per share (after adjusting for the one-for-four reverse stock split, which was effective July 9, 1996). The warrants will expire in September 2000. No warrants have been exercised.

     In 1997, the placement agent for the sale of the 9% Convertible Notes described above was also granted a five year warrant exercisable to acquire up to 300,000 shares of the Company s common stock at a price of USD4.00 per share. The warrant will expire in January 2002. As of the balance sheet date, the warrant has not been exercised.

     OPTIONS

     REVERSE STOCK SPLIT
     The Company declared a 1-for-4 reverse stock split which was effective July 9, 1996, and a 1-for-5 reverse stock split which was effective September 28, 1998. All information herein relating to shares issued or outstanding, including information in the footnotes, reflects the effects of these reverse stock splits.

     As a result of the Company's recent 1-for-5 reverse stock split, the number of shares of Common Stock outstanding was reduced from 9,031,311 to approximately 1,807,929.

11.  (LOSS) EARNINGS PER COMMON SHARE

     Basic (loss) earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net (loss) income for each year by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share reflects the dilution that would have resulted from the conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the average market price of common stock during the periods. For the period ended September 30, 1998 and 1997, diluted earnings per common share is computed by dividing net income for each year plus convertible debenture interest (net of tax) by the weighted average number of shares of common stock outstanding and all dilutive securities during the years arising from conversion of convertible debentures and convertible preferred stock, and exercise of warrants and options based on the market price of common stock. For the period ended September 30, 1998 and 1997, exercise of warrants and convertible debentures would have been anti-dilutive and, accordingly, was not considered in the computation of dilutive (loss) earnings per common share. All earnings per common share data have been restated in accordance with Statement of Financial Accounting Standards No.128.

12.  PENDING LITIGATION

     On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of USD5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of Common Stock (after giving effect to the one-for-four reverse stock split, which was effective July 9, 1996) under the terms of the alleged Selling Agreement. The Company believes this claim is without merit. However, the Company is unable to predict the outcome of this dispute and if the outcome is adverse to the Company, the Company's financial position and operating results could be materially affected. No provision has been recorded in the financial statements in connection with the aforesaid claims.

13.  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in note 4 to the accompanying financial statements, as of September 30, 1998, the principal operating subsidiary of the Group (Chengdu Steel) had short-term bank loans of approximately RMB211.1 million, which are due for repayment within twelve months. As further discussed in Note 10 above, the Company has approximately USD15 million of convertible notes outstanding that, giving effect to the preliminary agreement between the Company and the Noteholders described in Note 10 above, are due January 15, 2001. It is uncertain whether the Company will have the necessary cash resources to repay either these short-term bank loans or the convertible notes on their respective due dates. In addition as shown in the accompanying financial statements, the Company incurred significant losses during the period ended September 30, 1998 and as of that date the Company's current liabilities exceeded its current assets by approximately USD41.1 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHINA PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 1998


                                                   COMMON STOCK             TREASURY
                                               -------------------  --------------------   ADDITIONAL             CUMULATIVE
                                  ACCUMULATED   NUMBER OF            NUMBER OF               PAID-IN  DEDICATED   TRANSLATION
                                    DEFICIT      SHARES*    AMOUNT    SHARES*     AMOUNT     CAPITAL   CAPITAL    ADJUSTMENTS
                                  -----------  ----------  -------   ---------   -------     -------  ---------   -----------
                                      RMB'000              RMB'000               RMB'000     RMB'000    RMB'000     RMB'000
Balance as of December 31, 1997       (33,001)  9,039,644       75     (27,500)    1,420     191,036     23,245         3,670

Net loss                              (68,625)          -        -           -         -           -          -           425

1-for-5 reverse stock split                    (7,231,715)
                                    ---------  ----------    -----     -------    ------    --------    -------        ------
Bal. as of September 30, 1998        (101,626)  1,807,929       75     (27,500)    1,420     191,036     23,245         4,095
                                    ---------  ----------    -----     -------    ------    --------    -------        ------
                                    ---------  ----------    -----     -------    ------    --------    -------        ------





      The accompanying notes are an integral part of these financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     OVERVIEW. The Company has continued to face financial uncertainty during the first nine months of 1998. Both sales volume and unit prices for steel products manufactured by Chengdu Steel have declined during the first nine months of 1998 from the same period in 1997, and the Company experienced a net loss for the first three quarters of 1998 of $8.3million as compared to $4.3 million of net income during the first three quarters of 1997. Further, the Company has current liabilities of $86 million as compared with current assets of $44.9 million; this working capital deficit of $41.1 million compares with a working capital deficit of $35.1 million at December 31, 1997. The increase in working capital deficit in 1998 was the result of an increase in the bank loan liability of the Company, which was partially offset by an increase in bank deposits and accounts receivables as of September 30, 1998.

     Net sales during the first three quarters of 1998 totaled $76.3 million compared to net sales of $91.4 million during the same period in 1997. This decline was partially caused by a decrease in sales volume of the Company's steel products from approximately 292,500 tons in the first three quarters of 1997 to 281,000 tons in the first three quarter of 1998. Furthermore, there has been a reduction in the average unit prices of steel products the Company has realized in 1998 due to keen competition in the steel market, from an average of $312 per ton during the first three quarters of 1997 to $271 per ton during the first three quarters of 1998.

     Cost of goods sold during the nine months ended September 30,1998 totaled $73.6 million as compared to $79.1 million during the nine months ended September 30, 1997. The decrease in cost of goods sold was attributable to the decrease in sales volume from 292,500 tons in the first three quarters of 1997 to 281,000 tons in the first three quarters of 1998.

     Gross profits for the nine month period ended September 30, 1998 amounted to $2.6 million (3.5% of net sales) as compared to gross profits of $12.3 million (13.4% of net sales) for the same period in 1997. The decline in profit margin was attributable to the decrease in selling prices of the Company's steel products from $312 per ton during the first three quarters of 1997 to $271 per ton during the first three quarters of 1998.

     Selling, general and administrative expenses ("SG&A") during the nine months ended September 30, 1998 totaled $8.6 million as compared to $5.8 million during the nine months ended September 30, 1997. The increase in SG&A was attributable to an increased level of corporate activities relating to the operation of Chengdu Steel (resulting in increased legal and accounting expenses), an additional provision for doubtful debt with respect to Chengdu Steel that amounted to RMB12.6 million and a provision for obsolete stock of material of Chengdu Steel that amounted to RMB 4 million for the first three quarters of 1998.

     Interest Expenses, net, during the nine months ended September 30, 1998 totaled $1.3 million as compared to interest expenses of $599,000 during the nine months ended September 30, 1997. The increase in net interest expenses was attributable to an increase in mortgage loan interest in respect of the two Hong Kong residential properties held by the Company.

     Other expenses, net, during the nine months ended September 30, 1998, totaled $3.1 million. The Company reported $1.1 million of other income, net, during the nine months ended September 30, 1997. Other expenses net, in 1998 were mainly attributable to further provisions of $2.1 million and $1 million, respectively, for the diminution in value of the two remaining residential properties held by the Company for the periods ended March 31, 1998 and June 30, 1998. This further diminution in value was caused by a substantial general decline in the value of Hong Kong real estate due to turmoil in various Asian financial markets which affected Hong Kong in the fourth quarter of 1997 and the first three quarters of 1998 and which was aggravated by high interest costs in Hong Kong.

     The Company had income of $873,000 during the first three quarters of 1997 from an associated company, China Pacific Construction (B.V.I.) Ltd., ("CPCT"), but recognition of such income was reversed during the fourth quarter of 1997, as explained below, and no such income was recognized in the first three quarters of 1998. Due to the substantial diminution in real property values in Hong Kong in the last half of 1997, which affected Southern China-- Huiyang City where the Sun City project is situated, the Company obtained an updated valuation of such project. After a review of the updated appraisal, which showed a substantial decrease in the appraised value from over RMB632 million to RMB493.2 million, no interest income was recognized from CPCT during 1997 and the first three quarters of 1998. CPCT's major assets are two promissory notes, together with accrued interest, for approximately RMB156 million issued by Open View Properties and its holding company. Open View Properties is responsible for the development of the Sun City project, which development has been suspended since 1995. Because of the substantial decrease in the appraised value of the Sun City project and the suspension of the project's development, the ability of Open View Properties to pay the promissory notes, which are due in December 1998, is uncertain.

     Minority interest represents the allocable share of income or loss attributable to the 40% share of Chengdu Steel not owned by the Company during the first nine months of 1997 and 1998.

     Net losses during the period ended September 30, 1998 totaled $8.3 million as compared to $4.3 million of net income during the first three quarters of 1997. The net losses were caused by decreases in production volume and in the unit selling price of the Company's steel products, a provision for diminution in value of two Hong Kong residential properties, as more fully described above, with an additional provision for doubtful debt in Chengdu Steel that amounted to RMB 12.6 million within the period 1998 and also a provision for obsolete stock made at September 30, 1998 that amounted to RMB 4 million.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. During the nine months ended September 30, 1998, the Company has seen its working capital deficit increase from $35.1 million at December 31, 1997 to $41.1 million at September 30, 1998. As described below, the Company has negotiated a preliminary agreement to extend the maturity of the $15 million of its convertible notes with the holders thereof. Further, the Company continues to face the uncertainties regarding the value of certain of its receivables reported in its 1997 annual report on Form 10-K: these include receivables totaling RMB33.7 million from Open View Properties (together with a related investment of approximately RMB59 million) and receivables from CISP, the Company's joint venture partner in Chengdu Steel, of approximately RMB373.7 million. The status of these receivables, and of the Company's efforts to modify the terms of the 9% convertible notes, is discussed further below.

     As of September 30, 1998, the Company had receivables totaling approximately RMB33.7 million from Open View Properties and companies related to Open View Properties, and an investment of approximately RMB59 million in an associated company, CPCT, the major assets of which are two promissory notes issued by Open View Properties and its holding company. Both the receivables and the promissory note are due for payment in December 1998. As described above under "Material Changes in Results of Operations" and in note 4 to the financial statements, Open View Properties and its subsidiaries are engaged in the development of the Sun City project, which development has been suspended since 1995. When or whether Open View Properties will recommence the development of such project is uncertain. Consequently, it is unclear whether Open View

Properties and its related companies have the necessary cash resources to pay their respective obligations to the Company and to CPCT on the due dates, and the Company's realization on the above mentioned receivables and its investment in CPCT, with a carrying value of approximately RMB92.7 million, is uncertain.

     As of September 30, 1998, the Company had outstanding receivables of approximately RMB373.7 million from CISP, the Chinese joint venture partner of Chengdu Steel. As described in note 4 to the accompanying financial statements, RMB211 million of this balance arises from short term bank loans maturing in less than a year for which CISP made Chengdu Steel an obligor without authorization from Chengdu Steel. The loans, on a revolving basis, are due within 1998, so must be recognized in the Company's financial statements. The remainder of the RMB373.7 million in receivables, about RMB162.7 million, arises from loans by Chengdu Steel to CISP to finance CISP's operations. As the Company's auditors were not able to review CISP's financial statements, the Company and its auditors are thus unable to determine whether CISP has the financial ability necessary to repay its obligations to the Company or its subsidiaries. Chengdu Steel and CISP have entered into an agreement recognizing that CISP, and not Chengdu Steel, is responsible for repayment of the RMB2l1 million bank loans, but it is unclear when, or whether, China Pacific will be released from its obligation to repay such bank loans. As a condition to CISP reassuming these bank loans, CISP must obtain the permission of the relevant Chinese governmental authorities to use its real property as collateral for the loans. CISP has made an application for such use of its real property to the relevant Chinese governmental authorities and is awaiting their approval.

     If CISP does not reassume such short term bank loans and the Company is required to repay such loans during 1998, it is unclear whether the Company will have the necessary cash resources to pay back the loans. This is due to the substantial losses the Company incurred during 1997 and the first three quarters of 1998 and the fact that its current liabilities (including the RMB211 million bank loans) exceeded its current assets as of September 30, 1998 by approximately RMB340.9million. In addition, during 1998, the Company utilized its bank loan facility of RMB35 million for its operations, and this amount is properly reflected in the books of CCIS.

     As of September 30, 1998, the Company has outstanding liabilities under 9% convertible notes due January 15, 2001 (the "Notes") of approximately $15 million. Details regarding the Notes are as described above in note 10 to the accompanying financial statements.

     On September 30, 1998 the Company had a working capital deficit of $41.1 million and cash balances of $8.5 million, of which $4 million cash was pledged as collateral in respect of bank loans borrowed by CISP, as compared to a working capital deficit of $35.1 million and a cash balance of $2 million on December 31, 1997. This change in working capital was attributable to the Company's operating losses.

     As a result of the Sun City Sale and the Chengdu Steel Acquisition, the financial obligations of the Company consist primarily of the obligations of its 60% owned subsidiary, Chengdu Steel.

     On September 30, 1998, the primary obligations of the Company consisted of $52.2 million as compared to $48.4 million on December 31, 1997. The primary obligations of the Company on September 30, 1998 consisted of (a) short-term bank loans amounting to $29.7 million , (b) $15 million of 9% convertible notes due January 15, 1999, (c) long-term bank loans in the amount of $5.1 million. Maturities on long-term debt total $2.4 million during 1998.

RESTRICTED BANK DEPOSITS

     As of September 30, 1998, bank deposits of approximately $4 million were pledged as collateral in respect of the short-term bank loans borrowed by CISP and were classified as restricted bank deposits.

YEAR 2000 COMPUTER ISSUES

     The Company and its joint venture subsidiary, Chengdu Steel, utilize software and related computer technologies that are essential to its operations and which may be affected by the year 2000. The year 2000 may present problems to certain computer software applications that are in use today that cannot distinguish the year 2000 from the year 1900 because of the way dates are encoded and calculated. These computer systems originally were designed and developed without adequate consideration of the impact of the forthcoming new century and may, as a result, fail to operate reliably when handling dates after December 31, 1999. Likewise, embedded technology, such as microcontrollers, utilized in some of the Company's buildings, plant, equipment, and other infrastructure, may be affected by year 2000 issues.

     The Company has not yet determined what risks year 2000 issues may pose to the Company's operations or financial results, and these issues may have a material adverse impact on such results. The Company's management is currently determining which of its systems may be affected by year 2000 issues. In addition, the Company is not yet aware of the extent to which its significant vendors, suppliers, and customers will be affected by year 2000 issues, and the Company is in the processs of assessing the extent to which their status with respect to year 2000 issues will impact the Company's operations and financial results.

     Upon completion of the above assessment, the Company will develop a plan to address the year 2000 issues identified thereby. Since the review is not yet complete, the Company's management has not yet determined what measures may be required to avoid or mitigate year 2000 problems, or what the cost of these measures might be. The Company has not, to date, made any expenditures related to the remediation of year 2000 issues. Until the Company has completed the assessment of its year 2000 exposure, it will be unable to determine whether it will have access to adequate funds to appropriately mitigate that exposure.

PART II . OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS


     On or about March 5, 1997, a brokerage firm filed a civil action against the Company in the United States District Court, Southern District of New York. The complaint alleges breach of contract by the Company in connection with a Selling Agreement allegedly entered into between the Company and the brokerage firm, and involves securities of the Company that were sold in private placements in 1995 and 1996. The brokerage firm is seeking monetary damages and expenses in excess of $5 million, and an order compelling the Company to issue warrants to subscribe to 1,141,000 shares of common stock (after giving effect to the one-for-four reverse stock split, which was effective July 9, 1996) under the terms of the alleged Selling Agreement. The Company is unable to predict the outcome of this dispute, and if the outcome is adverse to the Company, the Company's financial position and operating results could be materially affected.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - 27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) Form 8-K filed with the SEC on July 7, 1998 announcing resignation of Mr. Clement Mak as Chairman of the Board and Chief Executive Officer (Item 5).

          (2) Form 8-K filed with the SEC on July 29, 1998 announcing changes in China Pacific, Inc.'s Board of Directors (Item 5).

          (3) Form 8-K filed with the SEC on October 7, 1998 announcing the management buyout of the Company (Item 5).

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHINA PACIFIC, INC.




Date: November 10, 1998                 /s/ Thomas Tong
                                        Thomas Tong, Acting President and Chief
                                        Financial Officer




Date: November 10, 1998                 /s/ Chun-Hing Lo
                                        Chun-Hing Lo, Chief Operating Officer